Form 10QSB
period 2007-06-30
SFH I ACQUISITION CORP
filed 2007-08-14
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

SFH I ACQUISITION CORP.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheet - June 30, 2007 (unaudited)	F-1

Statement of Operations (unaudited) for the three months ending June 30, 2007, for the six-month period ending June 30, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to June 30, 2007
F-2

Statement of Cash Flows (unaudited) for the six-month period ending June 30, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to June 30, 2007	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

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

The results for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full year.

SFH I Acquisition Corp.
(A Development Stage Company)
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,818
Total assets	$4,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$9,245
Notes payable to a stockholder, including accrued interest of $859	35,859
Total current liabilities	45,104

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
5,000,000 issued and outstanding	500
Accumulated deficit	(40,786)

Total stockholders' deficit	(40,286)

Total liabilities and stockholders' deficit	$4,818

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period	Six-month period	From November 20, 2006 (Inception) to
	ending June 30,	ending June 30,	June 30,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$2,837	$6,898	$39,927

Other expense:
Interest expense-related party	403	753	859

Net loss	$(3,240)	$(7,651)	$(40,786)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common	5,000,000	5,000,000	5,000,000
shares outstanding

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six-month period	From November 20, 2006 (Inception) to
	ending June 30,	June 30,
	2007	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(7,651)	$(40,786)

Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	753	859
Accounts payable and accrued expenses	(4,625)	9,245

Net cash used in operating activities	(11,523)	(30,682)

Cash flows from financing activities:

Proceeds from issuance of shares of common stock	-	500
Proceeds from issuance of notes payable to a stockholder	15,000	35,000

Net cash provided by financing activities	15,000	35,500

Net increase in cash	3,477	4,818

Cash, beginning of period	1,341	-

Cash, end of period	$4,818	$4,818

See accompanying notes to unaudited financial statements

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

Note 2 - Summary of Significant Accounting Policies

We have not generated revenue since our inception on November 20, 2006 and incurred net losses of $7,651 for the six-month period ending June 30, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at June 30, 2007.

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
June 30, 2007

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
June 30, 2007

Note 2- Summary of Significant Accounting Policies- Continued

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

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2007 consisted exclusively of accrued professional fees.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

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

Three-Month and Six-Month Periods Ended June 30, 2007

Operational Expenses

Total operating expenses for the three-month period ended June 30, 2007 were $2,837. Total operating expenses for the six-month period ended June 30, 2007 were $6,898. These expenses constituted professional and related fees.

The Company incurred a net loss of $3,240 for the three-month period ended June 30, 2007, $7,651 for the six-month period ended June 30, 2007, and $40,786 for the period from November 20, 2006 (inception) to June 30, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At June 30, 2007, the Company had cash of $4,818 and a working capital deficit of $(40,286).

At June 30, 2007, the Company’s only assets consisted of $4,818 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from November 20, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since November 20, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $39,927. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $859.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

SFH I ACQUISITION CORP.

Dated: August 14, 2007	By:	/s/ Armen Karapetyan
Armen Karapetyan President