Form 10QSB
period 2007-09-30
SFH I ACQUISITION CORP
filed 2007-11-14
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐   NO ☒

SFH I ACQUISITION CORP.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheet – September 30, 2007 (unaudited)	F-1

Statement of Operations (unaudited) for the three months ending September 30, 2007, for the nine-month period ending September 30, 2007, and for the cumulative period from November 20, 2006 (inception) to September 30, 2007
F-2

Statement of Cash Flows (unaudited) for the nine-month period ending September 30, 2007, and for the cumulative period from November 20, 2006 (inception) to September 30, 2007	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	5

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3. Defaults Upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

Signatures	7

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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year.

SFH I Acquisition Corp.
(A Development Stage Company)
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,222
Total assets	$7,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$9,099
Notes payable to a stockholder, including accrued interest of $1,256	41,256
Total current liabilities	50,355

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500
Accumulated deficit	(43,633)

Total stockholders' deficit	(43,133)

Total liabilities and stockholders' deficit	$7,222

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period	Nine-month period	From November 20, 2006
	ending September 30,	ending September 30,	(Inception) to September 30,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$2,450	$9,347	$42,376

Other expense:
Interest expense-related party	398	1,151	1,257

Net loss	$(2,848)	$(10,498)	$(43,633)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine-month period	From November 20, 2006
	ending September 30,	(Inception) to September 30,
	2007	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(10,498)	$(43,633)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	1,150	1,256
Accounts payable and accrued expenses	(4,771)	9,099

Net cash used in operating activities	(14,119)	(33,278)

Cash flows from financing activities:

Proceeds from issuance of shares of common stock	-	500
Proceeds from issuance of notes payable to a stockholder	20,000	40,000

Net cash provided by financing activities	20,000	40,500

Net increase in cash	5,881	7,222

Cash, beginning of period	1,341	-

Cash, end of period	$7,222	$7,222

See accompanying notes to unaudited financial statements

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 1 -Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

SFH II Acquisition Corp. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on November 20, 2006. The Company’s fiscal year end is December 31.

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

Note 2 - Summary of Significant Accounting Policies

We have not generated revenue since our inception on November 20, 2006 and incurred net losses of $10,498 for nine-month period ending September 30, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at September 30, 2007.

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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
September 30, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2007 consisted exclusively of accrued professional fees.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

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

During September 2007, the Company issued a note payable of $5,000 to a major stockholder. The notes bear interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

September Note

The interest expense associated with the aforementioned notes payable amounted to $1,150 during the nine-month period ended September 30, 2007.

Note 5 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Background

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. In furtherance thereof, we have signed letters of intent to acquire three companies involved in the pharmaceutical field. Two of these companies are located in the Russian republic and the third is a pharmacy located in Florida, and is operated by our president.

We have signed a Letter of Intent to acquire a 30% equity interest in Intercare Holdings, LLC and will have an option to acquire an additional 19%. The Letter of Intent contemplates that we will acquire ANKITAPHARM (a 100% subsidiary of INTERCARE) and 100% of Pharmco, LLC. We will issue 24 million shares of our common stock for the acquisitions of the Russian entities and an additional 12 million shares of common stock for the acquisition of Pharmco.

There can be no assurance that we will be able to close on these acquisitions or that we will have sufficient funding to expand their operations. We may close on one transaction and not the other. Each transaction is subject to execution of a definitive stock exchange agreement and the completion by each party of further due diligence. The acquisition of the Russian entities may require approval from the government. In addition the Securities and Exchange Commission (“SEC”) will require each of the targeted entities to provide audited financial statements according to US Generally Accepted Accounting Principles (“GAAP”). Delivery of audited financial statements in conformity with GAAP will be a condition precedent to closing any acquisition.

INTERCARE

The Russian Pharmaceutical Market- Pharmaceuticals is one of the fastest growing industries of Russia’s economy. There are two fundamental reasons for such dynamics: the changing demography (increase in the average population aged up to 37.7 years) and a higher income level from USD 80 in 2000 to almost USD 400 in 2005. These factors resulted in a larger consumption of pharmaceutical products and the displacement of cheap medicines by more expensive high quality ones.

Market Position- InterCare operates approximately 36 distribution centers which include its corporate office. The company was established by Dr. Sanjiw K. Singh and his two brothers, Raju K. Singh and Satyendra K. Singh.

Infrastructure- InterCare is headquartered in Moscow, has 35 distribution centers, 28 branches and 7 representative offices located in main Russian cities. The company has presence in such Russia’s regions as, Chita region, Buryatia, and Primorsky region, where other Russian distributors have no outlets. Regional sales contribute to the major part of the turn-over of the company.

The total area of all distribution centers is 40,630 sqm, 31,810 sqm of which is the area of warehouse. The distribution infrastructure is currently underutilized.

Business- Intercare works only in commercial segment of pharmaceutical distribution market and does not participate in the government reimbursement program (DLO). The company offers pharmaceutical and other healthcare products to its clients, a majority of which are pharmacies. The company works with foreign and Russian suppliers. Expanding this distribution network and increasing its efficiency will require a significant capital infusion of at least $15 million. Even assuming that we close on the acquisition, it is unlikely that we will be able to fund this expansion without third party financing. There can be no assurance that this financing will be available for Intercare.

ANKITAFARM

The Letter of Intent contemplates that we acquire 100% of ANKITAFARM, a 100 % subsidiary of INTERCARE, engaged in the manufacture of generic medical products some with immediate release and others with controlled time release, by utilizing delivery release technologies and set fixed dosages. The Company concentrates its efforts and applies its advanced technologies to develop moderately priced and affordable drugs that presently are very costly, unaffordable or unavailable in the Russian market at affordable prices.

The Company has limited operations to date.

PHARMCO

We intend to acquire a 100% interest in Pharmco. Pharmco operates a pharmaceutical outlet (a retail distributor supplying various pharmaceutical products) located in the Miami metropolitan area and is specialized in servicing institutional clients namely ALF (assisted living facility) segment. Pharmco is situated in a high density population area and as such provides services to a high volume of retail customers.

Pharmco derives most of its revenues from servicing assisted living facilities (“ALF”). In addition to the traditional reimbursements from insurance companies, Meidcare and Medicaid, Pharmco seeks to become a supplier of low cost drugs to make them more available to those facilities and to individuals with limited means.

Assuming we are successful in closing on these transactions, our initial focus will be Ankitafarm. Current management intends to focus on the development of generic versions for popular brand name drugs in the Russian Federation. This will require a capital infusion of up to $5 million. There can be no assurance that we will be successful in securing this additional financing and/or expanding the Company’s current operations. If we cannot secure additional financing, our primary focus will be Pharmco, an entity controlled by our current president, Armen Karapetyan.

Revenues:

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

Three-Month and Nine-Month Periods Ended September 30, 2007

Operational Expenses

Total operating expenses for the three-month period ended September 30, 2007 were $2,450. Total operating expenses for the nine-month period ended September 30, 2007 were $9,347. These expenses constituted professional and related fees.

The Company incurred a net loss of $(2,848) for the three-month period ended September 30, 2007, $(10,498) for the nine-month period ended September 30, 2007, and $(43,633) for the period from November 20, 2006 (inception) to September 30, 2007. It is management's assertion that without an additional infusion of capital these circumstances may hinder the Company's ability to continue as a going concern. (See “Subsequent Events”).

Liquidity and Capital Resources

We do not have any revenues from operations and, absent the closing of our proposed acquisitions with either Pharmco, Intercare or AnkitaFarm, we will not have any revenues from operations. We will be dependent upon future loans or equity investments to sustain our operations. (See “Subsequent Events”).

At September 30, 2007, the Company had cash of $7,222, its only asset, and total current liabilities of $50,355 which include loans from shareholders totaling $41,256. We have a working capital deficit of $(43,133).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 20, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to close on any of the potential acquisition candidates, of which there can be no assurance.

Since November 20, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $42,376. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $1,257 since inception.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events;

In November 2007, the Company completed an offering of its securities and secured $300,000 in equity financing. The Company offered its shares of common stock at a price of $.06 per share and is obligated to issue to subscribers a total of 5,000,000 shares of its common stock.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarter ended September 30, 2007

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information. None.

Item 6. Exhibits. Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 20, 2006.

*3.2	By-Laws.

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 11, 2007, and incorporated herein by this reference.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

SFH I ACQUISITION CORP.

Dated: November 14, 2007	By:	/s/ Armen Karapetyan
Armen Karapetyan
President