Form 10KSB
period 2007-12-31
SFH I ACQUISITION CORP
filed 2008-04-11
CIK 1398731

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _________ to __________

Commission File Number 000-52643

SFH I ACQUISITION CORP
Exact Name of Registrant as Specified in its Charter)

Delaware	20-5941535
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

3363 NE 163rd Street, Suite 705, North Miami Beach Florida 33160
(Address of principal executive officers) (Zip Code)

17395 North Bay Road, Suite 102 Sunny Isles, FL 33160
( Former Address of principal executive offices) (Zip code)

Registrant's Telephone Number, Including Area Code: (786) 629-0334

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year. December 31, 2007

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

State issuer's revenues for its most recent fiscal year. $0

Of the 10,000,000 shares of common stock of the registrant issued and outstanding as of December 31, 2007, 5,000,000 shares were held by non-affiliates. The common stock does not trade on any exchange, or other electronic reporting system.

 This Form 10-KSB contains "forward-looking statements" relating to SFH I Acquisition Corp. ("SFH "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview and History:

SFH I Acquisition Corp. (Or the "Company" or “we”) was incorporated in November 2006 in the state of Delaware. We have not commenced any operations. We are a shell company with no operations and nominal assets. There is no public market for our common stock. Our common stock does not trade on any recognized exchange or electronic quotation system.

In furtherance of our business objectives, we have signed two acquisition agreements to acquire three companies involved in the pharmaceutical field. Two of these companies are located in the Russian Federation and the third is a pharmacy located in Florida.

We have signed an Amended and Restated Share Exchange Agreement to acquire 100% of the capital of Intercare LLC, a limited liability company organized under the laws of the Russian Federation in exchange for the issuance of 45 million shares of our Common Stock. At Closing, Raju Kumar Singh and Armen Karapetyan, our chief executive officer, will be the sole shareholders of Intercare.

Intercare owns 100% of the issued and outstanding common stock of Ankitapharm LLC, a limited liability company organized under the laws of the Russian Federation

We have also signed a Membership Interest Exchange Agreement with Pharmco, LLC, a Florida limited liability company, which provides in part for us to acquire all of the outstanding membership interests in exchange for the issuance of ten million shares of our Common Stock. Armen Karapetyan, our chief executive officer, serves as one of three managers, and owns an equity position in Pharmco.

Intercare specializes in the distribution of pharmaceutical and other healthcare products in the Russian Federation through 35 distribution centers which it operates in various regions of the Federation. Intercare’s wholly owned subsidiary, Ankitapharm LLC, a limited liability company organized under the laws of the Russian Federation., is a pharmaceutical company engaged in the manufacture of generic controlled time release and immediate release pharmaceutical products, by utilizing proprietary delivery release technologies and set fixed dosages;

Pharmco operates a pharmaceutical outlet in South Florida.

There can be no assurance that we will be able to close on these acquisitions. We may close on one transaction and not the other. Each transaction is subject to satisfaction of certain conditions to closing. The acquisition of the Russian entities may require approval from the Russian government. In addition the Securities and Exchange Commission (“SEC”) will require each of the targeted entities to provide audited financial statements according to US Generally Accepted Accounting Principles (“GAAP”). Delivery of audited financial statements in conformity with GAAP will be a condition precedent to closing any acquisition.

THE RUSSIAN HEALTH CARE INDUSTRY

The Fall and Rise of Russian Healthcare

When the Russian Federation emerged from the former USSR in 1991, the social net that had provided for Russians' healthcare needs - including centralized distribution of medication - was just a memory. No drug registry existed during the first few years of independence, and foreign pharmaceutical companies were able to sell just about anything they had in stock into the new private distribution structure.

As the production of consumer goods, including pharmaceuticals, had previously taken place in other socialist countries in Central and Eastern Europe, regional players were able to leverage name-brand recognition and existing production assets to dominate the Russian market. Multinationals entered the fray, but many retreated when the economy was crushed in 1998 by the ruble meltdown that reduced the currency's value against the U.S. dollar by 300% to 400% almost overnight.

However, the Russian economy quickly rebounded from the crisis, thanks to its immense natural resources, and is now a bona fide petro-economy with net creditor status. President Vladimir Putin's dominant United Russia party has been able to achieve budget surpluses large enough to put billions of dollars away for the future while funding tremendous works in four national programs, the largest of which is healthcare.

The Current Status of Healthcare System in Russia

According to the constitution of the Russian Federation, all citizens have the right to receive free healthcare. The mandatory insurance law, adopted in 1992, outlines the financial mechanism by which Russia provides universal coverage and provides all necessary health services at no charge, under the Semashko system. Employees contribute 3.6% of their payroll to federal and regional state insurance funds. Regional funds take 3.4% and distribute the resources to independent, though highly regulated, insurance companies on a per capita basis. The federal fund receives 0.2% to pay for the unemployed, children and retirees. Insurers pay for hospitalization, through a diagnostic related group-based retrospective payment system, and reimburse out-patient facility on a per capita basis. Local governments use global budgeting to determine annual fund and repayment targets, and adjust the payroll accordingly.

In January 2005, Russian government introduced a reform in order to monetize social benefits. This initiative evoked massive unrest and public protest in the Russian society. In order to ease these tensions, a new drug reimbursement program (usually called DLO) with impressive funding of USD 1.2 billion had been launched in the beginning of 2005. The national project on healthcare called federal program “Zdorovye” moves to the forefront among other national projects (more than 40% of the total funding). Government plans to spend a total of USD 8 billion on “Zdorovye” in 2008.

In 2008, reimbursement program is divided in two parts, one for super expensive drugs for complex diseases, purchased and distributed by federal government, and the other conducted by regional administrations. The seven super expensive pathologies (diseases) are: multiple sclerosis, hemophilia, cystic fibrosis, Gaucher’s disease, hypophysial dwarfism, leukemia, rehabilitation after transplantation. USD 1.3 billion will be allocated to purchase approximately 18 drugs, and USD 1.1 billion will be distributed to regions for all other beneficiaries under reimbursement program, mostly pensioners and war veterans.

Size of the Russian Pharmaceutical Market (Consumer Prices- Billion US$)

It is worth noting that Russian pharmaceutical market is divided in two segments, state sector, and commercial sector, mostly due to different sources of funding. State sector includes federal and regional reimbursement programs where eligible patients/consumers receive pharmaceuticals free of cost. In commercial sector, purchase of pharmaceuticals is financed out-of-pocket by consumers.

The Pharmaceutical Supply Chain in Russia

The pharmaceutical supply chain is the means through which (mostly) prescription medicines are delivered to patients. Pharmaceuticals originate in manufacturing sites; are transferred to wholesale distributors; stocked at retail, mail-order, and other types of pharmacies; dispensed by pharmacies; and ultimately delivered to and taken by patients. There are many variations on this basic structure, as the players in the supply chain are constantly evolving, and commercial relationships vary considerably by sources of funding, geography, type of medication, and other factors.

Pharmaceutical Manufacturers in Russia

Manufacturers are the source of the prescription as well as non prescription drugs in the pharmaceutical supply chain. The pharmaceutical manufacturing industry is composed of two distinct business models: manufacturers of brand-name drugs (e.g., Sanofi-Aventis, Novartis, Roche, Pfizer, etc.) and manufacturers of generic drugs (e.g., Gedeon Richter, Berlin Chemie, Nycomed, Actavis, Pharmstandard, etc.). There are a few pharmaceutical companies that participate in both the branded and generic parts of the industry, and both models focus on the manufacturing and packaging of pharmaceutical products, but there are other important differences. Most brand manufacturers devote a portion of their expenses to the scientific research and development of new drug therapies. Generic drug manufacturers typically do not develop new drug therapies, but instead manufacture generic compounds that compete directly with the original branded version of a drug once the brand product's patent protection has expired.

Main manufacturers manage the actual distribution of drugs from manufacturing facilities to national distributors, and in some cases, directly to retail pharmacy chains, mail-order and specialty pharmacies. In order to minimize their market risks, most of the foreign based pharmaceutical manufacturers manage their own Russian legal entity, capable to import and trade with pharmaceutical products. In a few rare cases, a manufacturer may supply drugs directly to government pharmacies and hospitals under drug reimbursement program (DLO), but the typical business plan does not follow this path. National distributors are the manufacturers' largest purchasers. From January 2008, regional distributors/wholesalers will have substantial role to play, mostly due to decentralization of drug imbursement program. Very few (even OTC) drugs are distributed directly to consumers.

At the most basic economic level, a pharmaceutical manufacturer supplies a quantity of its products that is equal to the demand for its products from consumers/patients (of course, consumer demand prescription drugs in this market is expressed through the medium of a prescribing physician or Russian government’s drug reimbursement program). Manufacturers also play roles in stimulating demand for drug products through underwriting clinical studies designed to demonstrate the value proposition of pharmaceutical treatments compared to one another or compared to no clinical treatment at all; by engaging in the promotion and marketing of products to physicians and hospitals, and direct-to-consumer advertising.

Manufacturers also play an important role in ensuring the safety of the pharmaceutical supply chain by producing informational labeling for prescribers and consumers that is consistent with the terms and conditions of a drug's approval by the Russian Ministry of Health’s Roszdravnadzor, and by using electronic bar-coding technology on drug packaging that may be used to track individual production lots, and to prevent prescribing errors.

National Distributors and Wholesalers in Russia

National distributors and wholesalers purchase pharmaceutical products from manufacturers and distribute them to mainly three types of customers, pharmacies (including chain pharmacies), hospitals and policlinics and federal and regional level tenders. National distributors sale to a broad range of potential clients located throughout the Russian Federation, while other wholesalers specialize in sales of particular products (e.g. high value and complex biologic products), or sales to particular types of customers (e.g. large hospitals) and participate in regional drug reimbursement programs.

Traditionally, Russian national distributors limited their operation to logistics functions. They provided the link between manufacturers and pharmacies and hospitals, by warehousing products and managing inventory. While “traditional” distribution services remain the cornerstone of this low profit business, the industry is developing a more comprehensive list of services in response to the fast evolving marketplace. In the next two to three years, Russian wholesale distributors will provide a number of specialized services, including pharmaceutical marketing, specialty drug distribution, imported drug repackaging, reimbursement support, etc.

The wholesale distribution industry in Russia is going through significant change and consolidation, due in part to the increasing pressures to lower logistics costs (from the current average 18% to 12%), and manufacturers desire to have several distributors for the same product in the same region, and of course their differential pricing policies. Between 1995 and 2007, the number of wholesale distributors in Russia declined from approximately 4000 to fewer than 200. The top two wholesale (so called national) distributors, Protek and SIA International, account for almost 50% of the entire wholesale market.

This consolidation has forced the pharmaceutical wholesalers like InterCare to change its revenue (business) model, evolving its (core) distribution business into a low-cost launching platform enterprise that makes money by maximizing marketing of proprietary as well as exclusive products, and minimizing complete financial dependence on other distributors. The industry is also extending and augmenting its business model by moving into pharmaceutical retailing and generic drugs manufacturing.

Pharmacies (including Hospitals) in Russia

Pharmacies are the final step on the pharmaceutical supply chain before drugs reach the consumer/patient. Pharmacies purchase drugs from wholesalers, and occasionally directly from manufacturers, and then take physical possession of the drug products. After purchasing pharmaceuticals, pharmacies assume responsibility for their safe storage and dispensing to consumers. Pharmacy operations include maintaining an adequate stock of drug products, providing information to consumers about the safe and effective use of prescription drugs, and serving consumers participating in government’s drug reimbursement program.

There are several types of pharmacies, including independent pharmacies, chain drug stores, pharmacies in supermarkets and other large retail establishments, and mail-order pharmacies. Most pharmacies purchase their drug supply from a wholesale distributor, although in some cases, large institutional and retail chain pharmacies, specialty pharmacies, and mail-order pharmacies obtain drugs directly from a manufacturer. These organizations can deal directly with manufacturers because they already possess the operational infrastructure necessary to bypass wholesalers - warehousing facilities, distribution vehicles, and inventory control systems. Once a pharmacy takes possession of the drug products, it distributes the products to consumers. In addition, there are specialty pharmacies, which specialize in the distribution of high-cost and more complex drug therapies (e.g., self-injectable drugs and biologics).

There are approximately 50,000 pharmacies and more than 10,000 policlinics and hospitals in the Russian Federation. Pharmacy market segment in Russia is still highly fragmented; pharmacy chains control not more than 20% of the market. There are three relatively large pharmacy chains with more than 500 outlets each. Pharmacy 36.6 and Rigla are the market leaders.

INTERCARE

The Russian Pharmaceutical Market- Pharmaceuticals is one of the fastest growing industries of Russia’s economy. There are two fundamental reasons for such dynamics: the changing demography (increase in the average population aged up to 37.7 years) and a higher income level from USD 80 in 2000 to almost USD 400 in 2005. These factors resulted in a larger consumption of pharmaceutical products and the displacement of cheap medicines by more expansive high quality ones.

Market Position- InterCare operates approximately 35 distribution centers which include its corporate office. The company was established by Dr. Sanjiw K. Singh and his two brothers, Raju K. Singh and Satyendra K. Singh.

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

Business- Intercare works only in the commercial segment of the pharmaceutical distribution market and does not participate in the government reimbursement program (DLO).

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

Management:

Sanjiw K. Singh (40), President & CEO, has more than 15 years experience in pharmaceutical industry. At the age of 28, Mr. Sanjiw Singh founded InterCare, a pharmaceutical drug distribution (pharmaceutical wholesaler) company based in Moscow. Before founding InterCare in 1996, Mr. Sanjiw worked in the pharmaceutical industry as a consultant to such Indian pharmaceutical companies as Ranbaxy, Dr. Reddy's Laboratories and others. Since 1996, Mr. Sanjiw has grown InterCare into one of the top ten drug distributors in the Russian Federation with annual revenues of US$ 110 million in 2006.

Mr. Sanjiw Singh initiated InterCare's strategy expansion by purchasing pharmaceutical manufacturing facility in India to drive significant margin improvement by developing and marketing its own low cost generic drugs. Mr. Sanjiw Singh’s strategy has been to build a vertically-integrated pharmaceutical company, with strong marketing and distribution capabilities in Russia and CIS countries. Sanjiw K. Singh resides in Moscow with his wife and two children. Mr. Sanjiw Singh has a PhD in engineering.

Satyendra K. Singh (36), Executive Vice President and COO, has more than 10 years experience in the pharmaceutical industry. Mr. Satyendra Singh co-founded InterCare in 1996 with Sanjiw K. Singh and his younger brother, Raju K. Singh. At InterCare, Mr. Satyendra Singh was responsible for its commercial activities, sales and purchasing. Since 2000, he has been Senior Group VP at Intercare Holding.

In 2003, Mr. Satyendra led the initiative to start two bio-pharmaceutical ventures: Ankitapharm and SPC Integra. While Ankitapharm focuses on generic pharmaceuticals and incremental modifications, SPC Integra is a biotech company that focuses on recombinant DNA technologies to produce therapeutic proteins. His strategy has been to build an R&D based bio-pharmaceutical company to provide a strong pipeline of incrementally modified drugs developed in Russia. Satyendra K. Singh resides in Moscow with his wife and one child. Satyendra K. Singh has a science degree.

Assuming that we are able to close the transaction with Intercare, we anticipate that both Sanjiw and Satyendra will also become officers of our company.

ANKITAFARM

Summary

Ankitapharm is a start-up generic drug manufacturing company, and 100% wholly owned subsidiary of Intercare.. Ankitpharm has no revenues to date. Its business plan calls for Ankitapharm to develop generic versions of high potential pharmaceutical products for the Russian Federation. Once established in this market segment Ankitapharm will change its focus to incremental improvements of existing drugs, including bio-generics, which will serve as a bridge to building its specialty business. Ankitapharm was founded in 2002 as the pharmaceutical arm of Intercare.

Ankitapharm business concept revolves around providing end users with a high quality, low cost, generic drugs to treat chronic as well as severed diseases. Features such as patient friendly medical forms, new fixed-dose combinations of existing drugs using platform technology will be used to enhance the value to the end user.

Ankitapharm management believes that Ankitapharm can be positioned to fast-track product development and manufacturing capabilities and with focus on incremental innovations of existing drugs creates opportunities for selling and marketing value of potential drugs at low cost.

Ankitapharm hopes to substitute unaffordable medicines with high quality generic drugs and carve out a niche by adding value to existing drugs. Ankitapharm will require approximately $7 million to implement these objectives.

Global Generic Market

According to Datamonitor, the global generic market generated total revenues of $60 billion in 2005, an increase of nearly 21% since 2004. The global generics market is forecast to grow at a very substantial rate over the next five years. Growth potential for generic drug manufacturers is substantial with an estimated $100 billion worth of branded pharmaceutical products to go off patent protection by 2010. Cost cutting efforts in the industrial world will also drive sales of generic products.

The forces driving the world generic markets include:

•	Near universal encouragement of brand to generic substitutes

•	Too few products expiring for too many competing companies.

•	Rapidly accelerating pace of mergers and acquisitions

•	The rise of low-cost, high quality Indian and Chinese production

Russian Pharmaceutical Market

The growth rate of the Russian pharmaceutical market is one of the fastest in the world and has doubled since 2000. In 2005, the Russian pharmaceutical market amounted to US$ 9 billion, 12th worldwide.

The Russian pharmaceutical market has three major segments: commercial (pharmacy), hospital and government (regional and drug reimbursement programs. The share of generic drugs is almost 90% in terms of unit consumption and 40% in terms of value, including branded and incrementally modified generics. Approximately 70% of the generics market is controlled by 20 pharmaceutical companies (5 local and 15 foreign) of which Gedeon Richter, Berlin Chemie, Otechest Lekarstvo, Nyomed and Pharstandard are the five largest operators.

Product Strategy

Historically, branding of generic drugs has been one of the most effective strategies pursued by generic manufacturing companies working in the Russian Federation. The driving force behind building of branded generics are, low affordability, low availability, industry functioning, and above all, lack of product information. Ankitapharm plans to use the branding of generic products as an effective tool to add value to its product portfolio and to extend life-cycle of its strategic products. In furtherance thereof, management will focus on two marketing segments:

•
Develop professional promotion of pharmaceutical medicines for cardiovascular and metabolic disorders such as obesity, diabetes and hypertension form one end, and sales of injectibles in the hospital segments.

•	Incrementally modify existing drugs. Also, in-licensing of original brands developed by small and medium sized companies unable to market and promote their product.

Distribution Channel Development

Key to the success and growth of Ankitapharm will be to optimize a distribution system. In furtherance thereof, Ankitapharm intends to implement the following strategies:

•	40% of projected sales will be done through Intercare

•	40% will be accomplished through partnering with national and regional distributors such as Protek, SIA International and Rosta.

•	10% will be done through exclusive distribution agreements.

•	The remaining 10% of sales will be generated through small, specialized distribution networks.

Sales Channel

There are approximately 2000 (90% of them small and local) drug distributors, 6,300 pharmacies and more than 1000 policlincs and hospital in the Russian Federation. Retail pharmacy market segments are highly fragmented; pharmacy chains control only 12-14% of the market. Consolidation amongst Russian drug distributors is high. The two largest drug distributors, Protek and SIA International control approximately 55% of the market.

Competition

Most of the generic drug manufacturers with sales in the Russian Federation are from Europe and India. The share of Russian pharmaceutical companies is less than 30%., of which approximately 20-30 Russian companies account for 80% of the total sales.

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

Pharmco derives most of its revenues from servicing assisted living facilities (“ALF”). In addition to the traditional reimbursements from insurance companies, Medicare and Medicaid, Pharmco seeks to become a supplier of low cost drugs to make them more available to those facilities and to individuals with limited means.

Assuming we are successful in closing on these transactions, our initial focus will be Ankitafarm. Current management intends to focus on the development of generic versions for popular brand name drugs in the Russian Federation. This will require a capital infusion of up to $5 million. There can be no assurance that we will be successful in securing this additional financing and/or expanding the Company’s current operations. Should this occur, our primary focus will be Pharmco.

Competition

Competition in all segments, of the markets we propose to enter into is intense and there can be no assurance that we will be able to successfully compete in the international markets. We face competition from large multi-national pharmaceutical firms which have significantly greater assets than ours.

Developing generic equivalents of brand name drugs requires the expenditure of significant sums for research and development. Even if we are able to develop these generic equivalents, there can be no assurance that we will be able to market them successfully. In the United States, the pharmaceutical industry is dominated by such companies as CVS and Walgreens. Because of their size and buying power, Pharmco intends to compete on the basis of personal service, catering to a niche market of Russian Immigrants in the area of metropolitan Miami, Florida. In addition, Pharmco will look to enter into agreements with Alf’s to provide additional revenue sources.

Government Regulation

The operation of a pharmacy, the distribution of pharmaceutical products and the manufacture of pharmaceuticals is subject to extensive government regulation in both the United States and the Russian Federation. There can be no assurance that the targeted acquisitions will be able to comply with an ever changing set of rules and regulations. Should we fail to comply the business operations of our targeted companies will be adversely affected.

RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

Our future profitability will be dependent upon the success of our targeted acquisitions.

We incurred losses of $44,596 in 2007 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully close on our targeted acquisitions, .

We may not be able to close on our targeted acquisitions.

Closing on any of our targeted acquisitions are subject to providing us with audited financial statements as well as satisfaction of other conditions precedent. If either or both of our targeted acquisitions cannot comply with these conditions precedent, we will not be able to close and we will be required to look for other investment opportunities.

Integration of targeted companies likely to create operational and logistical operations.

We are a developmental stage company with no operations to date. The acquisition of any company, especially one located in Russia, will create operational and logistical issues. If we can not integrate these operations effectively, we will be required to spend significant sums of money on organizational matters as opposed to business development. There can be no assurance that we will be able to finance these costs through ongoing operations.

Risks Associated with the Business

No assurance of Closing on targeted acquisitions.

We have signed definitive acquisition agreements with each of the targeted companies. Closing of each transaction will be subject to satisfaction of certain conditions precedent. There can be no assurance that either of the targeted companies, or ourselves, will be able to satisfy the conditions precedent, in which case, we will not close unless these conditions are waived. In addition, there can be no assurance that we will be able to comply with all applicable rules and regulations as promulgated by the SEC and/or the laws of the Russian Republic

The acquisition of a targeted company will cause dilution of our common stock and additional debt and expenses.

The acquisition of the targeted companies will have a dilutive effect. We will be required to issue additional shares of our equity securities and the possible incurrence of additional debt, all of which could have a material adverse effect on our business, results of operations and financial condition. Any business transaction we complete will involve numerous additional risks, including difficulties in the assimilation of the operations, especially with respect to any foreign based operation, services, products and personnel of acquired companies, which could adversely affect our operating results. There can be no assurance that acquisition will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

We intend to increase the number of shares of Common Stock which we are authorized to issue.

Our shareholders have approved an increase in the number of shares of Common Stock which we are authorized to issue. The issuance of additional shares of our Common Stock will result in further dilution to existing shareholders.

Currency fluctuations may adversely impact our business operations.

Assuming that we are successful in closing our transaction with Intercare, most of our revenues will be generated in Russian rubles. Fluctuating exchange ratios, as well as possible changes to laws enabling Russian companies to send monies to its U.S. based parent, may adversely impact our operations. We do not intend to engage in any hedging transactions.

Changes in Russian laws may adversely impact our operations.

U.S. and Russian laws are constantly changing and there can be no assurance that we will be able to comply with these changes in the future. Nonetheless, the Russian Federation has witnessed significant changes to its economic structure and rules and regulations regarding private industry have changed significantly over the past ten years. There can be no assurance that the Russian government will continue to promote privatization measures and to the extent that these measures may be reversed or may become more restrictive, Intercare’s operations may be adversely affected.

The Pharmaceutical Industry presents unique challenges.

The pharmaceutical industry is subject to strict regulations by the United States Food and Drug Administration as well as rules and regulations in any jurisdiction where we operate. Any violation of these rules and regulations will significantly adversely impact our operations. There can be no assurance that future changes in governmental rules and regulations will not have a material adverse effect on the Company's business, financial condition and operating results. Similar rules and regulations will apply in the Russian Republic. If we fail to comply with these rules, our business operations will be adversely impacted.

Product Liability Claims may severely impact our operations.

The production and distribution of pharmaceutical drugs requires strict adherence to quality control standards. If any pharmaceuticals are distributed that do not meet these standards, or in the alternative, any consumer has an adverse reaction to any medication, the Company risks product liability claims. While the Company will attempt to obtain insurance to cover these possible claims, there can be no assurance that any insurance will be sufficient to cover any claims.

Risks associated with our limited operating history and our contemplated targeted acquisitions.

We Are A Development Stage Company And Thus Unproven.

The Company has not commenced operations. Accordingly, we have no operating history to n evaluate its prospects and future performance. Our prospects are based on the risks, problems, expenses, complications, delays and difficulties frequently encountered in the operation of a new business in a rapidly evolving industry characterized by intense competition and the continued development of advertising, promotions and a corresponding customer base. There is a likelihood that the Company could sustain losses in the future. There can be no assurances that the Company will ever operate profitably.

Two of our targeted acquisitions are in foreign jurisdictions

Two of our targeted acquisitions are in the Russian Federation. Integrating the operations of any company, especially ones located in foreign jurisdictions can be very difficult. In addition to staffing and oversight issues, we face possible increased scrutiny from a foreign government which may change the rules and regulations for foreign corporations without notice.

Non Arm’s Length Transaction.

Our current chief executive officer has an equity ownership interest in both of the targeted acquisitions. As such the consideration to be paid was not negotiated at arm’s length. There can be no assurance that had these been arm’s length transaction, the terms and conditions of the acquisition agreements would be more favorable to the Company.

The acquisition of a targeted company will cause dilution of our common stock and additional debt and expenses.

The acquisition of the targeted companies will have a dilutive effect. We will be required to issue additional shares of our equity securities and the possible incurrence of additional debt, all of which could have a material adverse effect on our business, results of operations and financial condition. Any business transaction we complete will involve numerous additional risks, including difficulties in the assimilation of the operations, especially with respect to any foreign based operation, services, products and personnel of acquired companies, which could adversely affect our operating results. There can be no assurance that acquisition will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

Unanticipated Obstacles the Business Plan May Develop.

The Company's business plans may change significantly. Many of the Company's potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company's chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company's principals. Management reserves the right to make significant modifications to the Company's stated strategies depending on future events.

Risks Related to the Company's Common Stock

The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

Lack of any recognized trading market will severely limit investors liquidity.

Our common stock does not trade on any recognized exchange or electronic quotation system and there can be no assurance that it will ever trade on any exchange or electronic quotation system. Even if our Common Stock is listed on an exchange or electronic quotation system, the trading market in the common stock may have substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we will have no control. If there is limited trading, volume, the market price of the common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock even if it becomes quoted on an electron quotation system.

We will require additional financing to continue our operations.

During our developmental stages, we have relied on equity financing. We will continue to rely on financing to continue our operations. We may in the future sell our convertible debt or equity securities. Sales of either will have a dilutive impact on existing shareholders. There can be no assurance that we will be successful in obtaining additional financing or if available, will be available on terms acceptable to the Company.

Dependence on Key Personnel.

 The Company's business is currently dependent upon the efforts of Armen Karapetyan and Alan Jay Weisberg. Currently, there are no employment agreements in place with either Mr. Karapetyan or Mr. Weisberg nor does the Company maintain a "key person" life insurance policy. The loss of the services of either Mr. Karapetyan or Mr. Weisberg, or the inability to identify, hire, train and retain other qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and operating results. If we are able to close on the acquisition of Intercare, its management will join our management team. If either Sanjiw Singh or Satyendra Singh is not available, the ongoing operations of the Russian entity may be adversely impacted.

Change in Control.

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our corporate headquarters are located at 3363 NE 163rd Street, Suite 705 North Miami Beach Florida 33160. We occupy this space rent free at the principal place of business of our president. We believe that this space is sufficient to handle our immediate operating needs. If we are successful in closing any of the transactions, we anticipate that we will utilize the premises occupied by the targeted companies to continue our operations.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to the written consent of the holders of a majority of the Company’s issued and outstanding shares of common stock we approved the following corporate actions:

1.	To take all steps necessary to effect a change in our name to Intercare Pharmaceutical Holdings Corp.

2.	Increase the total number of authorized shares of capital stock to 320 million shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A. Market Information

Our common stock trades does not trade on any exchange or electronic quotation system

B. Holders

As of March 15, 2008 there were 13 stockholders of record of our Common Stock.

We act as our own transfer agent.

C. Dividends

We have not paid any cash dividends on our common stock since the date of our incorporation and we do not anticipate paying any cash common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future.

D. Equity Compensation Plans

None.

E. Sale of Unregistered Securities

During the year ended 2007, we sold a total of 5,000,000 shares to 11 investors at a cost of $0.06 per share.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

•	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

•
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

We are a developmental stage company. Our primary business is to acquire an operating business. We have signed agreements to acquire a total of three businesses. Two of these businesses are located in the Russian Federation and are involved in the pharmaceutical field. The third business is located in the United States and operated by our president. We may close on one or all of these transactions. However, there can be no assurance that we will be successful in closing any of the transactions.

Results of Operations

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

We had no operating revenues in either 2007 or 2006. We did however generate a total of $3,283 in interest income during 2007. We incurred a net loss of $44,596 in 2007 as compared to a net loss of $33,136 in 2006. We have cumulative losses since inception of $77,732. We incurred a net loss per share of $.01 in both 2007 and 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $160,116, prepaid expenses relating to professional services of $7,500 and Notes receivable totaling $78,283. The notes receivable represent two loans made by the Company to Pharmco, one of our targeted acquisitions, and an entity managed by our president.

Total assets were $245,899.

Current liabilities consist of accounts payable totaling $11,001, notes payable totaling $42,130. Our total liabilities were $53,131.

We will need additional financing to pursue our business plan and provide adequate working capital for our targeted acquisitions. There is no commitment to provide this financing and there can be no assurance that this financing will be available on terms acceptable to the Company.

CRITICAL ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 7. FINANCIAL STATEMENTS.

  SFH I ACQUISITION CORP.
(A Development Stage Company)
AS OF DECEMBER 31, 2007 AND 2006

CONTENTS

PAGE 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

PAGE 2	BALANCE SHEET AS OF DECEMBER 31, 2007	F-2

PAGE 3	STATEMENTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION (NOVEMBER 20, 2006) THROUGH DECEMBER 31, 2007	F-3

PAGE 4	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (NOVEMBER 20, 2006) THROUGH DECEMBER 31, 2007	F-4

PAGE 5	STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM INCEPTION (NOVEMBER 20, 2006) THROUGH DECEMBER 31, 2007	F-5

PAGES 6-13	NOTES TO FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
SFH I Acquisition Corp.

We have audited the accompanying balance sheet of SFH I Acquisition Corp. as of December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows from November 20, 2006 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFH I Acquisition Corp. as of December 31, 2007 and the results of their operations and their cash flows for the period from November 20, 2006 (Inception) to December 31, 2007, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York
March 11, 2008

SFH I Acquisition Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$160,116
Prepaid expenses	7,500
Notes receivable, including accrued interest of $3,283	78,283
Total assets	$245,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,001
Notes payable to a stockholder, including accrued interest of $2,130	42,130
Total current liabilities	53,131

Stockholders' equity
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
10,000,000 issued and outstanding	1,000
Additional paid-in capital	269,500
Accumulated deficit	(77,732)

Total stockholders' equity	192,768

Total liabilities and stockholders' equity	$245,899

See accompanying notes to financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended	From November 20, 2006(Inception) to	From November 20, 2006(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Operating expenses:
Selling, general, and administrative expenses	$45,855	$33,030	$78,885

Other expense:
Interest income- related party	(3,283)	-	(3,283)
Interest expense-related party	2,024	106	2,130

Net loss	$(44,596)	$(33,136)	$(77,732)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common	5,863,014	5,000,000

See accompanying notes to financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From November 20, 2006 (Inception) to December 31, 2007

	Common Stock		Additional	Accumulated
	Shares	$	Paid-in Capital	Deficit	Total
Opening balance, November 20, 2006	-	$-	$-	$-	$-
Issuance of common stock pursuant to a private placement @.0001 per share	5,000,000	500	-	-	500
Net loss	-	-	-	(33,136)	(33,136)
Balance at December 31, 2006	5,000,000	500	-	(33,136)	(32,636)

Issuance of common stock pursuant to a private placement @.0001 per share	5,000,000	500	269,500	-	270,000
Net loss	-	-	-	(44,596)	(44,596)
Balance at December 31 , 2007	10,000,000	$1,000	$269,500	$(77,732)	$192,768

See accompanying notes to financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From November 20, 2006	From November 20, 2006
	Year ended December 31,	(Inception) to December 31,	(Inception) to December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(44,596)	$(33,136)	(77,732)

Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	2,024	106	2,130
Accrued interest on notes receivable	(3,283)	-	(3,283)
Prepaid expense	(7,500)	-	(7,500)
Accounts payable and accrued expenses	(2,870)	13,871	11,001

Net cash used in operating activities	(56,225)	(19,159)	(75,384)

Cash flows from financing activities:

Issuance of notes receivable	(75,000)	-	(75,000)
Payment of financing fees	(30,000)	-	(30,000)
Proceeds from issuance of shares of common stock	300,000	500	300,500
Proceeds from issuance of notes payable to a stockholder	20,000	20,000	40,000

Net cash provided by financing activities	215,000	20,500	235,500

Net increase in cash	158,775	1,341	160,116

Cash, beginning of year	1,341	-	-

Cash, end of year	$160,116	$1,341	$160,116

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 1 -Organization and Description of Business and Basis of Presentation

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

Prepaid Expenses

Prepaid expenses consist of legal expenses paid in 2007.

Development Stage

The Company’s primary purpose for the time being is to acquire an operating business. The Company spends most of its time in assessing acquisition targets.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, notes receivable, accounts payable and accrued expenses, note payable to a stockholder, and advances from a related party approximate their fair value due to their short-term maturities.

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at December 31, 2007.

Recently Issued Accounting Pronouncements

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2007 consisted exclusively of accrued professional fees.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4 - Related Party Transactions

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by our president. . Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Our officers and directors are involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Notes Receivable

During November and December, the Company received two notes receivable aggregating $75,000 from a related party by means of common ownership and management. The notes bear interest at 8% annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in October and November 2008.

The interest income associated with the aforementioned notes receivable amounted to $3,283 during the year ended December 31, 2007.

Notes Payable

During 2006, the Company issued a note payable of $20,000 to a major stockholder. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. As of December 31, 2007, the note is in default.

During 2007, the Company issued a notes payable aggregating $20,000 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. As of December 31, 2007, the note is in default.

The interest expense associated with the aforementioned notes payable amounted to $2,024 and $106 during the year ended December 31, 2007 and 2006, respectively.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 5 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

During 2006, the Company issued 5,000,000 shares of its common stock pursuant to a private placement offering for a total of $500.

During October 2007, the Company issued 5,000,000 shares of common stock which generated net proceeds of $270,000, after financing fees of $30,000.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 6 - Income Tax

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 31, 2007 are as follows:

Deferred tax assets:
Capitalizes start-up costs	$30,000
Less valuation allowance	(30,000)
Total net deferred tax assets:	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance increased by $13,000 from December 31, 2006 to December 31, 2007 to reduce the deferred tax assets to the amount that will more likely than not be realized.

The federal statutory tax rate reconciled to the effective tax rate during 2007 and 2006 is as follows:

	2007	2006
Tax at U.S. statutory rate:	35.0%	35.0%
State tax rate, net of federal benefits	3.6	3.6
Change in valuation allowance	(38.6)	(38.6)
Effective tax rate	0.0%	0.0%

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 7 - Subsequent Events

During January 2008, the Company increased the number of authorized common stock from 10 million to 300 million.

The Company intends to acquire a 100% interest in two companies, a manufacturer of generic medical products located in Russia, and a retail pharmaceutical distributor located in South Florida. Additionally, the Company intends to acquire a 30% equity interest in a pharmaceutical product distribution company located in Russia, which also owns 100% of the aforementioned manufacturer of generic medical products. In consideration, the Company intends to issue in aggregate, 36,000,000 shares of its common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A. Control and Procedures

(a)	Disclosure Controls and Procedures:

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007 the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Armen Karapetyan and Alan J. Weisberg are our officers and directors.

Armen Karapetyan, President, Chief Executive Officer, Secretary, Treasurer and Director. Mr. Karapetyan has served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company since its inception. Mr. Karapetyan is currently also the president, Managing Director and Chief Executive Officer of Southeastern Financial Holdings, LLC a financial services and related advisory firm he founded in 2003, and the President of Basis Financial, LLC, an NASD registered broker-dealer and a wholly-owned subsidiary of Southeastern Financial Holdings, LLC. He currently holds Series 7, 63, and 24 securities licenses. From early 2001 until July of 2003, Mr. Karapetyan had maintained a position with Leeb Brokerage Services, Inc., an affiliate of Leeb Capital Management, Inc. as a securities brokerage account executive and served as a branch manager. Prior to his joining Leeb Brokerage Services, inc., Mr. Karapetyan had been in the securities brokerage industry for approximately 6 years. During this period, he was associated with various New York based securities brokerage firms in the capacity of a registered representative (following his training period), including, among others, Bennett Mulaney, Inc., Blue Stone Capital, LLC, Wolff Investment Group Incorporated, and W.J. Nolan & Company, Inc. Additionally, Mr. Karapetyan serves as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of each of SFH II Acquisition Corp., a blank check company registered with the Securities and Exchange Commission which is looking for acquisition candidates. Mr. Karapetyan is the managing member of Pharmco LLC and a shareholder of Intercare.

Alan Jay Weisberg, Chief Financial Officer and Director. Mr. Weisberg recently joined our Company and currently retains the positions indicated. Mr. Weisberg is a CPA and currently operates Weisberg Brause & Co. He has also served as a director and Chief Financial Officer for various other public shells.

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Our directors serve for a term of one (1) year, or until their successors are elected and qualified.

Code of Ethics

The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Armen Karapetyan, our president, at our corporate headquarters. .

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

 The following table discloses compensation paid during the fiscal year ended December 31, 2007 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2007 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

NAME AND POSITION	YEAR	SALARY ($)	BONUS ($) AWARD	STOCK DIVIDEND
Armen	2007	$-0-	-0-	-0-
Karapetyan
President	2006	-0-	-0-	-0-

Alan Jay Weisberg	2007	-0-	-0-	-0-
CFO	2006	-0-	-0-	-0-

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation, stock option or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

DIRECTORS' COMPENSATION

Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

None.

EMPLOYMENT AGREEMENTS:

We have no written agreements with any of our officers regarding compensation. We have however agreed to pay Mr. Karapetyan an annual salary of $120,000 per year following the closing of any acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 1, 2008 with respect to (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) all persons which we, pursuant to filings with the SEC and our stock transfer record by each person or group, know to own more than 5% of the outstanding shares of our common stock.

	No of Shares
Name	Beneficially Owned (1)	Percentage of Class
Armen Karapetyan	2,500,000	25%
Alan Jay Weisberg	-	-
Joseph Rached	2,500,000	25%

All officers and directors
As a group (2)	2,500,000	25%

Total Shares Currently Issued and Outstanding:  10,000,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We utilize the office space and equipment of Southeastern Financial Holdings, LLC, a financial services and related advisory firm for which Armen Karapetyan, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director, is a major interest-holder and the Managing Member. The arrangement is on a month-to-month basis and without cost to the Company. Management estimates that the value conveyed to us as a result of this arrangement is immaterial.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

During the November and December 2007, the Company loaned to an entity managed by our president the sum of totaling $75,000. The loans are represented by two promissory notes and provide for interest at the rate of 8% per annum. The notes are due in November and December 2008.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

During the fourth quarter of 2007 we filed a report on Form 8-k in connection with the sale of 5 million shares of our common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed for professional services rendered was $14,500 and $12,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2007 and 2006.

We have no formal audit committee. However, our entire Board of Directors (the “Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFH I Acquisition Corp.

Date: April 10, 2008	By:	/s/ Armen Karapetyan
Armen Karapetyan
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Armen Karapetyan	Date: April 10, 2008
Armen Karapetyan President / Director

/s/ Alan Jay Weisberg	Date: April 10, 2008
CFO

INDEX TO EXHIBITS

Exhibit Name and/or Identification of Exhibit Number

3.1	Articles of Incorporation filed with our registration statement on Form 10-SB filed with the SEC on May 11, 2007

3.2	Bylaws filed with our registration statement on Form 10-SB filed with the SEC on May 11, 2007

10.1	*Amended and Restated Share Exchange Agreement entered into between the Company and Intercare LLC and Raju Singh and Armen Karapetyan.

10.2	*Membership Interest Exchange Agreement entered into between the Company and Pharmco LLC

31.1	* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith