Form 10-Q
period 2008-03-31
SFH I ACQUISITION CORP
filed 2008-05-15
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52643

SFH I ACQUISITION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5941535
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

3363 NE 163rd Street Suite 705
North Miami Beach, Florida	33160
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (786)629-0334

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐   Accelerated Filer   ☐

Non Accelerated Filer  ☐   Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 10,613,000 shares of Common Stock, $.0001 par value as of May 13, 2008.

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007 (audited)		F-1

Statement of Operations for the Three Month Period ended March 31, 2008 and March 31, 2007 and from inception (November 20, 2006) through March 31, 2008		F-2

Statements of Cash Flows for the Three Month Period Ended March 31, 2008 and March 31, 2007 and from Inception to March 31, 2008 (unaudited)		F-3

Notes to Interim Financial Statements as of March 31, 2008 (unaudited)		F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	6

Item 4.	Controls and Procedures	6

Item 4t.	Controls and Procedures	6

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults upon senior securities	7

Item 4.	Submission of matters to a vote of security holders	7

Item 5.	Other information	7

Item 6.	Exhibits	7

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full year.

SFH I Acquisition Corp.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$421,670	$160,116
Prepaid expenses	-	7,500
Notes receivable from related party, including accrued interest of $2,317 and $3,283 at March 31, 2008 and December 31, 2007, respectively	77,317	78,283
Total assets	$498,987	$245,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26,346	$11,001
Due to related party	13,100	-
Notes payable to a stockholder, including accrued interest of $3,647 and $2,130 at March 31, 2008 and December 31, 2007, respectively	43,647	42,130
Total current liabilities	83,093	53,131

Stockholders' equity
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 300,000,000 shares authorized, 10,613,000 and 5,000,000 issued and outstanding at March 31 2008 and December 31, 2007	1,061	1,000
Additional paid-in capital	545,339	269,500
Accumulated deficit	(130,506)	(77,732)

Total stockholders' equity	415,894	192,768

Total liabilities and stockholders' equity	$498,987	$245,899

(1) Derived from audited financial statements

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period		From November 20, 2006
	ended March 31,		(Inception) to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$53,240	$4,061	$132,125

Other expense:
Interest income	(491)	-	(491)
Interest income- related party	(1,492)	-	(4,775)
Interest expense-related party	1,517	350	3,647

Net loss	$(52,774)	$(4,411)	$(130,506)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,006,736	5,000,000

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three-month period		From November 20, 2006
	ended March 31,		(Inception) to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,774)	$(4,411)	$(130,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	1,517	349	3,647
Accrued interest on notes receivable from related party	966	-	(2,317)
Prepaid expense	7,500	-	-
Accounts payable and accrued expenses	15,345	(6,400)	26,346

Net cash used in operating activities	(27,446)	(10,462)	(102,830)

Cash flows from financing activities:

Issuance of notes receivable	-	-	(75,000)
Payment of financing fees	(17,500)	-	(47,500)
Proceeds from issuance of shares of common stock	306,500	-	607,000
Proceeds from issuance of notes payable to a stockholder	-	10,000	40,000

Net cash provided by financing activities	289,000	10,000	524,500

Net increase (decrease) in cash	261,554	(462)	421,670

Cash, beginning of period	160,116	1,341	-

Cash, end of period	$421,670	$879	$421,670

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Financing fees	$13,100	$-	$13,100

See accompanying notes to unaudited financial statements

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 -Organization and Description of Business, Basis of Presentation

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, notes receivable from related party, accounts payable and accrued expenses, note payable to a stockholder, and advances from a related party approximate their fair value due to their short-term maturities.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies - Continued

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at March 31, 2008.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies- Continued

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company effective January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2008 consisted exclusively of accrued professional fees.

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

Notes Receivable

At March 31, 2008, the Company had received notes payable aggregating $75,000. The notes bear interest at 8% per annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in October and November 2008. The interest income associated with the notes payable amounted to $1,492 during the three-month period ended March 31, 2008.

Due to Related Party

During April 2008, the Company paid finders’ fees of $13,100 to an affiliate by means of common ownership and management. The finders’ fees were incurred in connection with its March 2008 private placement. The finders’ fees is recorded as a due to a related party at March 31, 2008

Notes Payable

At March 31, 2008, the Company had issued notes payable aggregating $40,000. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense associated with the notes payable amounted to $1,517 and $350 during the three-month period ended March 31, 2008 and 2007, respectively.

During the three-month period ended March 31, 2007, the Company issued a note payable of $10,000 to a major stockholder, bearing the same terms as those outstanding.

Note 5 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

During January 2008, the Company increased the number of authorized common stock from 100

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Equity- Continued

million to 300 million.

During March 2008, the Company issued 613,000 shares of common stock which generating proceeds of $275,900 to the Company after financing fees of $30,600.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Background

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.

We previously entered into an agreement with Intercare Holdings, LLC, a limited liability company organized under the laws of the Russian Federation. On April 22, 2008, we terminated our agreement with Intercare. The agreement was subject to completion of the Company’s due diligence requirements and delivery of audited financial statements. The Company was not satisfied with the results of its due diligence nor did it appear that Intercare would be able to deliver the required audited financial statements.

We have also entered into an agreement to acquire 100% of the issued and outstanding membership interests of Pharmco LLC, an entity in which our president is a member. Closing of the transaction is subject to delivery of audited financial statements which as of this date, have not been provided. Pharmco operates a pharmaceutical outlet (a retail distributor supplying various pharmaceutical products) located in the Miami metropolitan area and is specialized in servicing institutional clients namely ALF (assisted living facility) segment. Pharmco is situated in a high density population area and as such provides services to a high volume of retail customers.

Pharmco derives most of its revenues from servicing assisted living facilities (“ALF”). In addition to the traditional reimbursements from insurance companies, Medicare and Medicaid, Pharmco seeks to become a supplier of low cost drugs to make them more available to those facilities and to individuals with limited means.

We are currently in negotiations to acquire 100% of the issued and outstanding common stock of Protech Biosystems Pvt. Ltd. an entity organized under the laws of India. Protech develops generic drugs primarily for the Russian pharmaceutical market.

There can be no assurance that we will be able to close on these acquisitions or that we will have sufficient funding to expand their operations. We may close on one transaction and not the other. Delivery of audited financial statements in conformity with Generally Accepted Accounting Principals will be a condition precedent to closing any acquisition.

Revenues:

The Company has not realized any revenues from operations since November 20, 2006 (inception), and its plan of operation is to continue its efforts to acquire a suitable acquisition candidate(s). Management believes that it has sufficient cash reserves to continue operations for at least the next twelve months. However, any acquisition candidate may require significant working capital in which case, we may not have sufficient assets to fund working capital in which case we will require additional financing of which there can be no assurance.

Three-Months ended March 31, 2008 as compared to the three-months ended March 31, 2007.

Operational Expenses

Total operating expenses for the three-month period ended March 31, 2008 as compared to March 31, 2007 were $53,240 as compared to $4,061. The significant increase in our selling, general and administrative expenses is a result of costs we have incurred in our efforts to identify an acquisition candidate as well as professional fees and related expenses.

The Company incurred a net loss of $(52,774) for the three-month period ended March 31, 2008, as compared to a net loss of $(4,411) for the comparable period in 2007. Our net loss since inception totaled $(130,506). Net loss per share for the three months ended March 31, 2008 was $(0.01) as compared to $(0.00) for the three month period ended March 31, 2007.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent the closing of any acquisition, we will not have any revenues from operations. We will be dependent upon future loans or equity investments to sustain our operations.

At March 31, 2008, we had cash of $421,670 and notes receivable from related party totaling $77,317. Total current assets were $498,987. At December 31, 2007, we had cash of $160,116, prepaid expenses of $7,500 and notes receivable totaling $78,283. Total current assets were $245,899. Our total current liabilities as of March 31, 2008 were $83,093 as compared to $53,131 as of December 31, 2007. At March 31, 2008 we had a working capital surplus (current assets less current liabilities) of $415,894 as compared to a working capital surplus at December 31, 2007 of $192,768.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events;

None.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, the Company's President, and principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including those officers, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4t Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1.A. Risk Factors

There have been no material changes to our risk factors from those set forth in our annual report for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued a total of 613,000 shares of our common stock to two investors.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act and or Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sale was made to accredited investors, as defined in Rule 502;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 20, 2006.

*3.2	By-Laws.

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

SFH I ACQUISITION CORP.

Dated: May 13, 2008	By:	/s/ Armen Karapetyan
Armen Karapetyan President/Director

Date: May 13, 2008		/s/Alan Weisberg
Alan Weisberg.
Principal Financial Officer