Form 10-Q
period 2008-06-30
SFH I ACQUISITION CORP
filed 2008-08-14
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 10,613,000 shares of Common Stock, $.0001 par value as of August 11, 2008.

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007 (audited)		F-1

Statement of Operations for the Three and Six Month Periods ended June 30, 2008 and June 30, 2007 and from inception (November 20, 2006) through June 30, 2008 (unaudited)		F-2

Statements of Cash Flows for the Six Month Period Ended June 30, 2008 and June 30, 2007 and from Inception to June 30, 2008 (unaudited)		F-3

Notes to Interim Financial Statements as of June 30, 2008 (unaudited)		F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	5

Item 4.	Controls and Procedures	5

Item 4t.	Controls and Procedures	5

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults upon senior securities	6

Item 4.	Submission of matters to a vote of security holders	6

Item 5.	Other information	6

Item 6.	Exhibits	6

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

The results for the period ended June 30, 2008 are not necessarily indicative of the results of operations for the full year.

3

SFH I Acquisition Corp.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$303,266	$160,116
Prepaid expenses	-	7,500
Notes receivable, including accrued interest of $3,809 and $3,283 at June 30, 2008 and December 31, 2007, respectively	78,809	78,283
Option to lease	18,000	-
Total current assets	$400,075	$245,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,300	$11,001
Notes payable to a stockholder, including accrued interest of $5,472 and $2,130 at June 30, 2008 and December 31, 2007, respectively	45,472	42,130
Total current liabilities	57,772	53,131

Stockholders' equity
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 300,000,000 shares authorized, 10,613,000 and 10,000,000 issued and outstanding at June 30, 2008 and December 31, 2007	1,061	1,000
Additional paid-in capital	545,339	269,500
Accumulated deficit	(204,097)	(77,732)

Total stockholders' equity	342,303	192,768

Total liabilities and stockholders' equity	$400,075	$245,899

(1) Derived from audited financial statements

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period		Six-month period		From November 20, 2006
	ended June 30,		ended June 30,		(Inception) to June 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$75,070	$2,837	$128,310	$6,898	$207,195

Other income (expense):
Interest income	1,815	-	2,306	-	2,306
Interest income- related party	1,489	-	2,981	-	6,264
Interest expense-related party	(1,825)	(403)	(3,342)	(753)	(5,472)

Net loss	$(73,591)	$(3,240)	$(126,365)	$(7,651)	$(204,097)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,613,000	5,000,000	10,309,868	5,000,000

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six-month period		From November 20, 2006
	ended June 30,		(Inception) to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(126,365)	$(7,651)	$(204,097)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	3,342	753	5,472
Accrued interest on notes receivable	(526)	-	(3,809)
Prepaid expense	7,500	-	-
Option to lease	(18,000)	-	(18,000)
Accounts payable and accrued expenses	1,299	(4,625)	12,300

Net cash used in operating activities	(132,750)	(11,523)	(208,134)

Cash flows from financing activities:

Issuance of notes receivable	-	-	(75,000)
Payment of financing fees	(30,600)	-	(60,600)
Proceeds from issuance of shares of common stock	306,500	-	607,000
Proceeds from issuance of notes payable to a stockholder	-	15,000	40,000

Net cash provided by financing activities	275,900	15,000	511,400

Net increase in cash	143,150	3,477	303,266

Cash, beginning of period	160,116	1,341	-

Cash, end of period	$303,266	$4,818	$303,266

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

Merger with Protech

On June 17, 2008 the Company entered into an agreement with the shareholders of Protech Biosystems Pvt. Ltd. (“Protech”) to acquire all of the issued and outstanding shares of common stock of Protech in exchange for 6.1 million shares of the Company’s common stock. Protech is a company incorporated in India. Closing of the transaction will be subject to certain conditions precedent including but not limited to delivery of audited financial statements in conformity with U.S. GAAP (of which draft copies have been provided) and the approval of the appropriate regulatory body in India.

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

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies - Continued

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $100,000. During the six-month period ending June 30, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at June 30, 2008.

Recently Issued Accounting Pronouncements

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2008 consisted exclusively of accrued professional fees.

Note 4 - Related Party Transactions

The Company neither owns nor leases any real or personal property at June 30, 2008. Most office services are provided without charge by our president and sole director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Our officers and directors are involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Notes Receivable

At June 30, 2008, the Company holds notes receivable aggregating $75,000. The notes bear interest at 8% per annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in October and November 2008. The interest income associated with the notes payable amounted to $2,981 during the six-month period ended June 30, 2008.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions- Continued

Notes Payable

At June 30, 2008, the Company had issued notes payable aggregating $40,000. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense associated with the notes payable amounted to $3,342 and $753 during the six-month period ended June 30, 2008 and 2007, respectively. The notes are currently due and are in default.

During the six-month period ended June 30, 2007, the Company issued a note payable of $15,000 to a major stockholder, bearing the same terms as those outstanding.

The Company satisfied its obligations under the notes in August 2008.

Financing Fees

During the six-month period ending June 30, 2008, the Company paid $30,600 in financing fees to a related party by means of common management.

Note 5 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock.

During January 2008, the Company increased the number of authorized common stock from 100 million to 300 million.

During March 2008, the Company issued 613,000 shares of common stock which generating proceeds of $275,900 to the Company after financing fees of $30,600.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

SFH I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 – Subsequent Events

During August 2008, the Company exercised their option to enter into a three year lease of office space. The base rent for the lease over the next three years is as follows:

2008	$30,000
2009	$73,500
2010	$77,175
2011	$46,305

The amount the Company paid for its option to lease, which is $18,000, was applied against its obligations under the lease agreement.

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

We have also entered into an agreement to acquire 100% of the issued and outstanding membership interests of Pharmco LLC. We have not closed this transaction and as a result of the potential acquisition of an Indian generic drug manufacturer, it is unlikely that we will proceed with this transaction.

On June 17, 2008 the Company entered into an agreement with the shareholders of Protech Biosystems Pvt. Ltd. (“Protech”) to acquire all of the issued and outstanding shares of common stock of Protech in exchange for 6.1 million shares of the Company’s common stock. Protech is a company incorporated in India. The transaction has been approved by the appropriate regulatory body in India. Protech has also delivered to us draft audited financial statements. While there can be no assurance that the transaction will close, both parties are proceeding on the premise that the transaction will close in a timely manner.

Upon closing of the transaction, it is contemplated that the current management of Protech will become officers and directors of the Company.

Protech:

Protech was incorporated in 1998 by Dr. Sanjiw Kumar Singh. Also in 1998, Protech started its commercial operations in New Dehli, India for the manufacture of pharmaceutical formulations. In March 2004, Protech acquired its own manufacturing plant and started the commercial production thereof in 2005. Protech has the facilities and ability to manufacture injections, tablets, capsules, liquid syrups and ointments. Protech sells its products in India and exports to Russia and the CIS countries. Protech employs approximately 600 persons and maintains a team of 100 representatives for its overseas operations.

Protech maintains a research and development center, which has made significant breakthroughs in development of various active pharmacological ingredients and research is continuously in progress for development and commercialization of more products.

Our Operations:

Revenues:

The Company has not realized any revenues from operations since November 20, 2006 (inception). The Company will not generate revenues from operations unless it can merge with an operating company. Assuming that the transaction with Protech closes, the Company will generate revenues for the quarter ended September 30, 2008. However, there can be no assurance that Protech will operate profitably or that Protech will not need a significant cash infusion to maintain or expand operations.

For the three and six months ended June 30, 2008 we earned $1,815 and $2,306 respectively in interest income.

Three-Months and Six Months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.

Operational Expenses

Total operating expenses for the three and six month period ended June 30, 2008 were $75,070 and $128,310 as compared to $2,837 and $6,898 the three and six months ended June 30, 2007. The significant increase in our selling, general and administrative expenses is a result of costs we have incurred in our efforts to identify an acquisition candidate as well as professional fees and related expenses.

The Company incurred a net loss of $(73,591) and $(126,365) for the three and six months ended June 30, 2008 as compared to a net loss of $(3,240) and $(7,651) for the comparable periods in 2007. Our net loss since inception totaled $(204,097). Net loss per share for the three and six months ended June 30, 2008 was $(0.01) and $(0.01) as compared to $(0.00) and $(0.00) during 2007.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent the acquisition of an operating company, we will not have any revenues from operations. Even if we acquire a company with revenues, there can be no assurance that the revenues will be sufficient to satisfy operating expenses in which case we will be dependent upon future loans or equity investments to sustain our operations, of which there can be no assurance.

At June 30, 2008, we had cash of $303,266, notes receivable totaling $78,809, and a option to lease of $18,000. Total current assets were $400,075. At December 31, 2007, we had cash of $160,116, prepaid expenses of $7,500 and notes receivable totaling $78,283. Total current assets were $245,899. Our total current liabilities as of June 30, 2008 were $57,772 as compared to $53,131 as of December 31, 2007. At June 30, 2008 we had a working capital surplus (current assets less current liabilities) of $342,303 as compared to a working capital surplus at December 31, 2007 of $192,768.
Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events;

During August 2008, the Company exercised an option to enter into a three year lease of its office space. The annual rental payments during the lease term are $30,000 in 2008, $73,500 in 2009, $77,175 in 2010 and $46,305 in 2011.

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

Evaluation of Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this report that has materially affected, or is reasonable likely to affect, our internal control over financial reporting. Based on that evaluation, our management concluded that, at the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

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

Note payable aggregating $40,000 are currently due and are in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 20, 2006.

*3.2	By-Laws.

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

SFH I ACQUISITION CORP.

Dated: August 13, 2008	By:	/s/ Armen Karapetyan
Armen Karapetyan
President/Director

Date: August 13, 2008		/s/Alan Weisberg
Alan Weisberg.
Principal Financial Officer