Form 10-Q
period 2008-09-30
SFH I ACQUISITION CORP
filed 2008-11-14
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52643

SFH I ACQUISITION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5941535
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

3363 NE 163 rd Street Suite 706
North Miami Beach, Florida	33160
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (786) 923-0512

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 16,893,650 shares of Common Stock, $.0001 par value as of November 14, 2008.

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007 (audited)		F-1

Statement of Operations for the Three and Nine Month Periods ended September 30, 2008 and September 30, 2007 and From Inception (November 20, 2006) through September 30, 2008 (unaudited)		F-2

Statements of Changes in Stockholders' Equity (Deficit) for the Period From Inception (November 20, 2006) through September 30, 2008		F-3

Statements of Cash Flows for the Nine Month Period Ended September 30, 2008 and September30, 2007 and from Inception (November 20, 2006) to September 30, 2008 (unaudited)		F-4

Notes to Interim Financial Statements as of September 30, 2008 (unaudited)		F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	5

Item 4.	Controls and Procedures	5

Item 4t.	Controls and Procedures	6

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	7

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

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year.

SFH I Acquisition Corp.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Current assets
Cash and cash equivalents	$173,588	$160,116
Prepaid expenses	—	7,500
Notes receivable, including accrued interest of $5,317 and $3,283 at September 30, 2008 and December 31, 2007, respectively	80,317	78,283
Option to lease	18,000	—
Total current assets	$271,905	$245,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,683	$11,001
Notes payable to a stockholder, including accrued interest of $2,130 at December 31, 2007	—	42,130

Total current liabilities	3,683	53,131

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding
Common stock, $.0001 par value; 300,000,000 shares authorized, 10,613,000 and 10,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,061	1,000
Additional paid-in capital	545,339	269,500
Deficit accumulated during the development stage	(278,178)	(77,732)

Total stockholders’ equity	268,222	192,768

Total liabilities and stockholders’equity	$271,905	$245,899

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from Inception (November 20, 2006) through September 30, 2008
Net revenue	$—	$—	$—	$—	$—

Operating expenses
General and Administrative	76,384	2,450	204,694	9,347	283,579

Total operating expenses	76,384	2,450	204,694	9,347	283,579

Net operating loss	(76,384)	(2,450)	(204,694)	(9,347)	(283,579)

Other income (expense):
Interest income	795	—	3,101	—	3,101
Interest income, related party	1,508	—	4,489	—	7,772
Interest expense, related party	—	(398)	(3,342)	(1,151)	(5,472)

Loss before income taxes	(74,081)	(2,848)	(200,446)	(10,498)	(278,178)

Provision for income taxes	—	—	—	—	—

Net loss	$(74,081)	$(2,848)	$(200,446)	$(10,498)	$(278,178)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average of common shares - basic and diluted	10,613,000	5,000,000	10,445,208	5,000,000

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (NOVEMBER 20, 2006)
THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)
Balance, November 20, 2006	—	$—	$—	$—	$—
Issuance of common stock pursuant to a private placement @ $0.0001 per share	5,000,000	500	—	—	500
Net loss	—	—	—	(33,136)	(33,136)
Balance, December 31, 2006 (Audited)	5,000,000	500	—	(33,136)	(32,636)
Issuance of common stock pursuant to a private placement @ $0.054 per share	5,000,000	500	269,500	—	270,000
Net loss	—	—	—	(44,596)	(44,596)
Balance, December 31, 2007 (Audited)	10,000,000	1,000	269,500	(77,732)	192,768
Issuance of common stock pursuant to a private placement @ $0.054 per share	613,000	61	275,839	—	275,900
Net loss	—	—	—	(200,446)	(200,446)
Balance, September 30, 2008 (Unaudited)	10,613,000	$1,061	$545,339	$(278,178)	$268,222

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from Inception (November 20, 2006) through September 30, 2008
Cash flows from operating activities
Net loss	$(200,446)	$(10,498)	$(278,178)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accrued interest on notes payable to a stockholder	(2,130)	1,150	—
Accrued interest on notes receivable	(2,034)		(5,317)
Prepaid expense	7,500		—
Option to lease	(18,000)		(18,000)
Accounts payable and accrued expenses	(7,318)	(4,771)	3,683

Net cash used in operating activities	(222,428)	(14,119)	(297,812)

Cash flows used in investing activities
Issuance of notes receivable	—	—	(75,000)

Net cash used in investing activities	—	—	(75,000)

Cash flows from financing activities
Payment of financing fees	(30,600)	—	(60,600)
Proceeds from issuance of common stock	306,500	—	607,000
Repayment of notes payable to a stockholder	(40,000)	—	(40,000)
Proceeds from issuance of notes payable to a stockholder	—	20,000	40,000

Net cash provided by financing activities	235,900	20,000	546,400

Net increase in cash	13,472	5,881	173,588

Cash, beginning of period	160,116	1,341	—

Cash, end of period	$173,588	$7,222	$173,588

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to unaudited financial statements

SFH I Acquisition Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION

Organization and Description of Business

SFH I Acquisition Corp. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on November 20, 2006. The Company’s fiscal year end is December 31.

The Company’s primary purpose is to acquire an operating business. In this regard, the Company is a “blank check” company, which the SEC defines as “a development stage company” that has no specific business plan or purpose, or which has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities and Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities; either debt or equity, until such time as the Company concludes a business combination, to the extent that occurs.

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

Merger with Protech

On June 17, 2008 the Company entered into an agreement with the shareholders of Protech Biosystems Pvt. Ltd. (“Protech”) to acquire all of the issued and outstanding shares of common stock of Protech in exchange for 6.1 million shares of the Company’s common stock. Protech is a company incorporated in India. The closing of the transaction was subject to certain conditions precedent, including but not limited to, the delivery of audited financial statements prepared in accordance with United States GAAP by the Company and the approval of the appropriate regulatory body in India. The closing of the transaction occurred on October 23, 2008 upon the satisfaction of all closing conditions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

SFH I Acquisition Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to 200,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at September 30, 2008.

SFH I Acquisition Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2008 consisted exclusively of accrued professional fees.

4.	COMMITMENT AND CONTINGENCIES

During August 2008, the Company exercised their option to enter into a three year lease of office space. The base rent for the lease over the next three years is as follows:

2008	$30,000
2009	$73,500
2010	$77,175
2011	$46,305

SFH I Acquisition Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The amount the Company paid for its option to lease, which is $18,000, was applied against its obligations under the lease agreement.

5.	RELATED PARTY TRANSACTIONS

Our officers and directors are involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Notes Receivable

At September 30, 2008, the Company holds notes receivable aggregating $75,000. The notes bear interest at 8% per annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in October and November 2008. The interest income associated with the notes receivable amounted to $4,489 during the nine-month period ended September 30, 2008.

Notes Payable

At September 30, 2008, the Company had issued notes payable aggregating $40,000. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense associated with the notes payable amounted to $3,342 and $1,151 during the nine-month period ended September 30, 2008 and 2007, respectively.

During the nine-month period ended September 30, 2007, the Company issued a note payable of $15,000 to a major stockholder, bearing the same terms as those outstanding.

The Company satisfied its obligations under the notes during August 2008.

Financing Fees

During the nine-month period ending September 30, 2008, the Company paid $30,600 in financing fees to a related party by means of common management.

6.	STOCKHOLDERS’ EQUITY

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

On June 17, 2008 the Company entered into an agreement with the shareholders of Protech Biosystems Pvt. Ltd. (“Protech”) to acquire all of the issued and outstanding shares of common stock of Protech in exchange for 6.1 million shares of the Company’s common stock (the “Reverse Merger”). Protech is a company incorporated in India. The closing of the transaction was subject to certain conditions, including but not limited to, the delivery of audited financial statements prepared in accordance with United States GAAP and the approval of the appropriate regulatory body in India.

Protech:

Protech was incorporated in India under the Companies Act, 1956 by its current Chairman , Dr. Sanjiw Kumar Singh as a Private Limited Company in 1998. Protech began its commercial operations in 1998 in New Dehli, India. Protech acquired its own manufacturing plant in 2004. Protech specializes in the manufacture of generic pharmaceutical formulations for sale in India, the Russian Federation (“Russia”) and Commonwealth of Independent States (“CIS”) countries such as. Uzbekistan, Belarus, Kyrgyzstan and Armenia. Protech manufacturing facilities are capable of producing injections, tablets, capsules, liquid syrups and ointments. Protech has products registered for sale in Mongolia, Uzbekistan, Belarus, Kyrgyzstan and Armenia, however, it has not commenced sales of its product in such nations to date. Protech currently sells product in Russia through its representative office in Moscow and in Armenia and Mongolia through distributors. Approximately 90% of Protech’s exports are to Russia.

Our Operations:

Revenues:

The Company has not realized any revenues from operations since November 20, 2006 (inception). The Company will not generate revenues from operations unless it can merge with an operating company. There can be no assurance that Protech will operate profitably or that Protech will not need a significant cash infusion to maintain or expand operations.

Three-Months and Nine Months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007.

Operational Expenses

Total operating expenses for the three and nine month period ended September 30, 2008 were $76,384 and $204,694 as compared to $2,450 and $9,347 during the three and nine months ended September 30, 2007. The significant increase in our selling, general and administrative expenses is a result of costs we have incurred in our efforts to identify an acquisition candidate as well as professional fees and related expenses.

Other Income(Expense)

For the three and nine months ended September 30, 2008 we earned $795 and $3,101 respectively in interest income. For the three and nine months ended September 30, 2008 we earned $1,508 and $4,489 respectively in interest income, related party.

Interest expense amounted to $-0- and $398 during the three months ended September 30, 2008 and 2007, respectively. Interest expense amounted to $3,342 and $1,151 during the nine months ended September 30, 2008 and 2007, respectively. Interest expense is the result of our borrowings in the amount of $40,000 from a stockholder. These debts were satisfied in full during August 2008.

Net Loss

The Company incurred a net loss of $74,081 and $200,446 for the three and nine months ended September 30, 2008 as compared to a net loss of $2,848 and $10,498 for the comparable periods in 2007. Our net loss since inception totaled $278,178. Net loss per share for the three and nine months ended September 30, 2008 was $0.01 and $0.02 as compared to $-0-and $-0- during 2007.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent the acquisition of an operating company; we will not have any revenues from operations. Even if we acquire a company with revenues, there can be no assurance that the revenues will be sufficient to satisfy operating expenses in which case we will be dependent upon future loans or equity investments to sustain our operations, of which there can be no assurance.

At September 30, 2008, we had cash of $173,588, notes receivable totaling $80,317, and an option to lease of $18,000. Total current assets were $271,905. At December 31, 2007, we had cash of $160,116, prepaid expenses of $7,500 and notes receivable totaling $78,283. Total current assets were $245,899. Our total current liabilities as of September 30, 2008 were $3,683 as compared to $53,131 as of December 31, 2007. At September 30, 2008 we had a working capital surplus (current assets less current liabilities) of $268,222 as compared to a working capital surplus at December 31, 2007 of $192,768.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events;

On October 23, 2008, upon the satisfaction of all closing conditions, we closed on the Reverse Merger. In connection with the closing of the Reverse Merger, we issued an aggregate of 6,100,000 shares of our common stock to the Protech shareholders in exchange for all of the issued and outstanding stock of Protech.

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

Item 4t. Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

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

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

SFH I ACQUISITION CORP.

Dated: November 14, 2008	By:	/s/ Sanjiw Kumar Singh
Sanjiw Kumar Singh Chairman, Chief Executive Officer and President

Date: November 14, 2008	/s/ Ajay Gupta
Ajay Gupta. Chief Financial Officer