Form 10-K
period 2008-12-31
Protech Global Holdings Corp.
filed 2009-04-15
CIK 1398731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION   FILE NUMBER 333-142076

PROTECH GLOBAL HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware	20-5941535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3363 NE 163rd Street, Suite 706, North Miami Beach, FL 33160
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (786) 923-0512

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a sale price of $0.045  per share which was the last sale price of the common stock) as of June 30, 2008 was $2,539,643.

State issuer’s revenues for its most recent fiscal year. $3,169,010

 As of March 22, 2009, the issuer had 16,993,650 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Organizational History

Protech Global Holdings Corp. (the “Company”) was incorporated pursuant to the laws of the State of Delaware under the name SFH I Acquisition Corp. on November 20, 2006.  We were formed as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking perceived advantages of being a public reporting company.

On June 17, 2008, we entered into a Share Exchange Agreement with Protech Biosystems Pvt. Ltd., an entity organized under the Companies Act of 1956 of India (“Protech”) and Sanjiw Kumar Singh, Raju Kumar Singh, Raja Rajesh Kumar (collectively the “Protech Shareholders”).  Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding stock of Protech and Protech became a wholly-owned subsidiary of the Company (the “Merger”).  The closing of the Merger was subject to certain conditions, including but not limited to, the delivery of the audited financial statements of Protech prepared in accordance with United Stated Generally Accepted Accounting Principles and obtaining approval of the transaction from the Foreign Investment Promotion Board (“FIBP”) of the Indian Ministry of Finance.  Upon the satisfaction of all conditions to closing, the Merger closed on October 23, 2008 .  In connection with this reverse merger, we discontinued our former business and succeeded to the business of Protech as our sole line of business.  As a result, we are now engaged in the manufacture and sale of generic pharmaceutical formulations.  On November 18, 2008, the Company’s name was changed to Protech Global Holdings Corp.

Overview

Our wholly-owned subsidiary, Protech, began its commercial operations in 1998 in New Dehli, India and acquired its own manufacturing plant in 2004.   Protech specializes in the manufacture of generic pharmaceutical formulations for sale in India, the Russian Federation (“Russia”) and Commonwealth of Independent States (“CIS”) countries such as. Uzbekistan, Belarus, Kyrgyzstan and Armenia.  Protech manufacturing facilities are capable of producing injections, tablets, capsules, liquid syrups and ointments.  Protech has products registered for sale in Mongolia, Uzbekistan, Belarus, Kyrgyzstan and Armenia, however, it has not commenced sales of its product in such nations to date.  Protech currently sells product in Russia through its representative office in Moscow and in Armenia and Mongolia through distributors.  Approximately 90% of Protech’s exports are to Russia.

We are focused on research and development, which we believe will lead to the development of various active pharmaceutical ingredients.  We are also currently conducting research on the formulations of various pharmaceuticals products whose patents will likely expire in Europe and the United States over the next few years.  We are in position to commence the manufacture of generic formulations of such products as soon as their patents expire.  Our manufacturing facilities are maintained to conform with international configuration standards.  With our advanced research, we believe that we will be able to capitalize on the expiration of such patents and are poised to meet the ever-growing demand for generic pharmaceuticals products in various international markets.

Industry Background

The market for generic pharmaceuticals has grown significantly in recent years.  Rising healthcare costs have contributed to industry expansion with governments around the world coming under pressure to provide low cost alternatives to branded drugs.  Our strategy is to capitalize on the low-costs of manufacturing in India while aiming to maximize our presence in non-domestic markets.

Russia

The Russian Federation forms the largest part of the former USSR and the largest pharmaceutical market in Central & Eastern Europe.  In 2007, the Russian pharmaceutical market was estimated at eight billion dollars ($8B USD).  The pharmaceutical market is split between imported products and (often inferior) locally-produced generics, with imports accounting for 70% of the market.  According to the Ministry of Health and Social Development, the percentage of imported generic drugs grew to approximately 60% of imports in both 2006 and 2007 respectively, a positive harbinger of growth in the future for the generics market.

Since 1998, the Russian economy has performed better than expected, thanks in part to higher crude oil prices and global awareness of the population.  By the end of 2007, Russia had approximately 18,000 pharmacies and 100 drug distributors.  Because domestic production of quality, innovative pharmaceuticals is negligible, approximately three quarters of demand is currently met by imports, creating the significant growth potential of foreign manufacturing being better able to meet the growing demand for expensive drugs than local production.  And while local production concentrates on branded generics, these generics account for only 35% of the market, and pure generics, which represent another 25%.  In 2007, the leading Russian domestic producers were Pharmstandard and Otechestvennye Lekarstva; but in value terms these companies represented 9% and 10% of the pharmaceutical market respectively.

According to demographic forecasts, by 2020, 15.2% of Russians will be 65 or older, compared with just 7% of those living in India.  Russia will join other worldwide developed countries experiencing increasing demand for medical services and effective medicines.  According to Business Monitor International’s (BMI) Russia Pharmaceuticals & Healthcare report 2008, Russia’s pharmaceutical market reached a total value of $11.7B (USD) in final consumer prices 2007, representing 20% year-over-year growth in dollar terms and bringing total per capita annual spending on medicines to $82.30 (USD), doubling 2004 levels.  This is broadly in line with the growth rate recorded by local research groups DSM (20.2%) and RMBC for 9M07 (21%).  More modest local currency growth rates of 11.2% reflect the distorting effect of the weakness of the US dollar.  Looking forward, BMI’s five-year forecast, extended to 2012, sees annual average dollar growth of 10.9%, a lower but potentially more sustainable growth rate, in particular if the ruble continues to appreciate against the dollar through the forecast period.  With the solid foundation in place for research and development of medicines in Russia, we expect a convergence of factors that create an environment of positive future growth in the Russian pharmaceuticals sector.  This focused investment in research, with a concentration on prevention and wellness (over treatment and cure) will lead to the wider adoption of health management, wellness programs, monitoring, vaccinations and other value-added services.

India

According to a paper published by The Associated Chambers of Commerce and Industry of India (ASSOCHAM) and Cygnus, in the Indian domestic pharmaceutical market, the pharmaceutical market growth rate has jumped to 11 percent to reach a market size of US $ 5.7 billion (as of March 2006).  The market is expected to grow at 13.6 percent compound annual growth rate (CAGR) between 2006 and 2010, and will reach the market size of US $ 9.48 billion by 2010.

Exports of Indian pharmaceutical industry grew almost at 14% CAGR from 2002-03 to 2004-05.  Indian exports are distributed to more than 200 countries around the globe including the highly regulated markets of US, Europe, Japan and Australia.  The Indian pharmaceutical market accounts for 1 percent of the global pharmaceutical market in terms of value and 8 percent in terms of volume.

Key drivers of growth in the Indian pharmaceuticals industry are summarized as follows:

•
India’s population is just over one billion at present and projected to rise to 1.6 billion by 2050 and India will become the world’s most populous country.  It is estimated that by 2025, 189 million Indians will be 60 or older, up from about 63 million in year 2004.  This projection shows the demand of pharmaceutical drugs will rise in coming years.

•
In 2002, the government of India launched a new policy to build more hospitals, boost local access to healthcare and improve the quality of medical training.  It also promised to increase public expenditure on healthcare from 0.9% of GDP in 1999 to 2% of GDP by 2010.

•
With the growth of the Indian economy, the population of middle class and upper class has risen substantially in recent years.  This income group’s people are spending substantial amounts of money on drugs to maintain good health and lifestyle.

•	India has a skilled and educated labor pool. There are 115,000 scientists awarded their master’s degrees and 12,000 with Ph.D. (in chemistry alone) every year.

•
Clinical trials account for over 40% of the costs of developing a new drug, and Rabo India Finance (a subsidiary of the Netherlands based Rabo Bank) estimates that a standard drug could be tested in India for as little as $ 90M – 60 % of what it would cost to execute the same testing in the US.

•	Maximum US FDA approvals outside USA are with Indian Companies – approximately 197.

•	Largest No. of US Drug Master Files (DMF’s) – 213 (38% of DMF’s filed in First half of 2005 are from India)

•
India’s new foreign trade policy has created a climate of friendly countries where products will get preference, (for example South East Asia, Latin America, Russian Federation, and African countries including South Africa).  As labor cost is lower in India, the price of products is competitive.  Therefore, we expect to realize good market success in those countries. Through technology, Indian production has become more advanced, and the quality of Indian finished products has earned the highest reputation.  “Made In India” is recognized as a cherished Label

Company Strategy

We have a well-established marketing and sales team currently operating within India and abroad (particularly CIS countries).  Our three strategic growth imperatives are:

•	Register new products and earn new registrations of pending products.

•	Expand into new markets in CIS countries.

•	Create a foundation of ongoing Research and Development

These strategic growth imperatives are further described below:

Register new products and earn new registrations of pending products:

Taking advantage of our existing product set, we expect to increase the registration of our products to expand sales and increase revenue.  Our growth plan and the first part of its strategic growth initiatives is to augment their position in CIS countries by registering new products and by getting new registrations of pending products which are already filed for in Russia.  This goal will require approximately two million dollars ($2M USD).  We are currently planning to register five new products (with different dosages) and to complete the registration of at least five additional products from the pending list.  In addition, we have at least five new products ready to be marketed to six other countries.  We project that the registration of existing products will increase sales by 30%, with a corresponding 30% profitability increase.

Expand into new markets in CIS countries:

With regulatory and market trends in its favor, we are poised to launch and reinforce its brand in new markets, with strategies specific to each target country.  The Indian generic pharmaceuticals market is witnessing rapid growth, opening up immense opportunities for companies adapting to the international quality standards.  The Indian pharmaceutical companies have been doing extremely well in developed markets such as US and Europe.  We have a well established marketing and sales arrangement within India and abroad, which we believe will enable us to capitalize on opportunities domestically, and in developing markets such as Russia and CIS countries.

Emphasize R&D to bring new product offerings to market:

With continued emphasis on research and development, we intend to create a pipeline of new products, which ensure ongoing revenues and promote the Protech brand.  We recognize that the third, and perhaps the most important, strategic initiative in its growth plan is in the realm of research and development.  We intend to leverage research and development to build on their previous successes.  Our new product roster includes Meloxicam, a non-steroidal anti-inflammatory; Rabeprazole, an ulcer treatment; the antibiotic Levofloxicin; and Clarithromycin.  It is of tremendous importance to Protech that research and development remains the cornerstone of its mission.

Generic drugs must contain the same active ingredients as the original formulation.  Therefore, generics are identical in dose, strength, route of administration, safety, efficacy, and intended use to their non-generic counterpart.  In most cases, generic products are available once the patent protections afforded to the original developer have expired.  When generic products become available, the market competition often leads to substantially lower prices for both the original brand name product and the generic forms.  The time it takes a generic drug to appear on the market varies.  In the US, drug patents give twenty years of protection, but they are applied for before clinical trials begin, so the effective life of a drug patent tends to be between seven and twelve years.  We believe that any national healthcare provisions initiated in the upcoming years in the United States will only increase the demand for generics.

Like the rest of the Indian pharmaceutical industry, we look to climb up the value chain.  From being a pure reverse engineering industry focused on the domestic market, we intend to join other industry leaders in moving towards a basic research-driven, export-oriented global presence, providing wide range of value added quality products and services.

Future Growth Initiatives

The second phase in our overall growth plan covers a two-year period and will require approximately $10 million (USD) of additional financing for plant investment, including new manufacturing facilities and our entry into the highly regulated generic medicine markets in Europe and the United States.  Although this exciting growth opportunity will improve our value and further expand our sales revenues and profits, as well as its reputation, and its brand, Phase two of our growth strategy is outside the scope of this $2M financing initiative.

Competition

Manufacturers are the source of the prescription as well as non prescription drugs in the pharmaceutical supply chain. The pharmaceutical manufacturing industry is composed of two distinct business models: manufacturers of brand-name drugs (e.g., Sanofi-Aventis, Novartis, Roche, Pfizer, etc.) and manufacturers of generic drugs (e.g., Gedeon Richter, Berlin Chemie, Nycomed, Actavis, Pharmstandard, etc.). There are a few pharmaceutical companies that participate in both the branded and generic parts of the industry, and both models focus on the manufacturing and packaging of pharmaceutical products, but there are other important differences. Most brand manufacturers devote a portion of their expenses to the scientific research and development of new drug therapies. Generic drug manufacturers typically do not develop new drug therapies, but instead manufacture generic compounds that compete directly with the original branded version of a drug once the brand product’s patent protection has expired.

Most of the generic drug manufacturers with sales in the Russian Federation are from Europe & India. The market share of Russian Pharmaceutical companies amounts to less than 30%, of which approximately 20-30 Russian companies account for 80% of the total sales.

Cipla, Nicholas Piramal, Ranbaxy, Zydus Cadila, Dr. Reddy’s are the few Indian pharmaceutical companies, which are known at the global level due to their quality products.  We hope to position ourselves amongst these key players in order to become a leader in the Indian pharmaceuticals industry.

Key Suppliers of Raw Materials

We have a number of key suppliers of raw materials.  They include Vardhman Agencies, Biotavia Labs Pvt. Ltd., Kanwar Lal & Co., Central Drug House and Minal Pharmaceuticals.

Government Regulation

Regulation of the Indian Pharmaceutical Industry

All pharmaceutical companies that manufacture and market products in India are subject to various national and state laws and regulations, which principally include the Drugs and Cosmetics Act, 1940, the Drugs (Prices Control) Order, 1995 (DPCO), various environmental laws, labor laws and other government statutes and regulations. These regulations govern the testing, manufacturing, packaging, labeling, storing, record-keeping, safety, approval, advertising, promotion, sale and distribution of pharmaceutical products.

In India, manufacturing licenses for drugs and pharmaceuticals are generally issued by state drug authorities. Under the Drugs and Cosmetics Act, 1940, the state drug administrations are empowered to issue manufacturing licenses for drugs if they are approved for marketing in India by the Drug Controller General of India (“DCGI”). Prior to granting licenses for any new drugs or combinations of new drugs, DCGI clearance has to be obtained in accordance with the Drugs and Cosmetics Act, 1940.

Pursuant to the amendments in May 2005 to Schedule Y of the Drugs and Cosmetics Act, 1940, manufacturers of finished dosages are required to submit additional technical data to the DCGI in order to obtain a no-objection certificate for conducting clinical trials as well as to manufacture new drugs for marketing.

All pharmaceutical manufacturers that sell products in any country are subject to regulations issued by the ministry of health (“MoH”) of the respective country. These regulations govern, or influence the testing, manufacturing, packaging, labeling, storing, record-keeping, safety, approval, advertising, promotion, sale and distribution of products.

 MoH approval of an application is required before a generic equivalent of an existing or referenced brand drug can be marketed. When processing a generics application, the MoH waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. “Bioavailability” indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. “Bioequivalence” compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of the active drug substance in the body are the equivalent for the generic drug and the previously approved drug. A generic application may be submitted for a drug on the basis that it is the equivalent of a previously approved drug. Before approving a generic product, the MoH also requires that our procedures and operations conform to Current Good Manufacturing Practice (“cGMP”) regulations, relating to good manufacturing practices as defined by various countries. We must follow the cGMP regulations at all times during the manufacture of our products. We continue to spend significant time, money and effort in the areas of production and quality testing to help ensure full compliance with cGMP regulations.

The timing of final MoH approval of a generic application depends on various factors, including patent expiration dates, sufficiency of data and regulatory approvals.

Regulation of the Russian Pharmaceutical Industry

Federal Service on Surveillance in Healthcare and Social Development is the subordinate executive authority of the Ministry of Health and Social development of the Russian Federation which performs control and surveillance in within the sphere of its competence.

Basic functions of Federal Service on Surveillance in Healthcare and Social Development are:

Control and Surveillance of

1.	Pharmaceutical activities

2.	Compliance with state standards of quality of medical help

3.	Compliance with state standards, technical requirements for medical products

4.	Production, quality, efficacy, safety, circulation and usage of medical products

5.	Pre-clinical and clinical trials of medicines

6.	Implementation of rules in laboratory and clinical practice

7.	Compliance with state standards of social services

Performs the inspections of

1.	Healthcare organizations

2.	Pharmaceutical facilities

3.	Wholesalers of pharmaceuticals

4.	Social patronage facilities

5.	Other organizations and sole proprietors working in the sphere of healthcare and social development

Organizes

1.	Expertise of quality, efficacy, and safety of medical products

Gives Licenses for

1.	Medical activities

2.	Pharmaceutical activities

3.	Manufacture of medical products except veterinary drugs and food supplements

4.	Manufacture of medical equipment

Gives Permissions for

1.	Clinical trials of medical products

2.	Use of new medical technologies

3.	Import and export of medical products (for medical purposes) in accordance with Russian regulations

4.	Import of unregistered products for the use in clinical trials

Registers

1.	Medicines and medical devices

2.	Limit prices on the substantial and vital medicines in accordance with Russian regulations

Administers

1.	State registry of medicines

2.	State registry of prices on substantial and vital medicines

3.	List of healthcare institutions entitled to conduct clinical trials

Possesses a Right to

1.	Free access to pharmaceutical manufacturing facility, to collect samples of manufactured medicines in accordance with Russian regulations

2.	Prohibit the manufacture and sale of pharmaceuticals in cases determined by the rules of manufacture and control of quality of medicines in accordance with the order established by Russian regulations

Marketing, Sales and Distribution

India

We maintain a centralized marketing office in Gurgaon, the location of our manufacturing facility.  The marketing team in India is led by a national sales manager and assisted by brand managers and training managers.

Our products currently are marketed in the following states in India:

i.	Delhi

ii.	Uttar Pradesh

iii.	Punjab

iv.	Haryana

v.	Jammu & Kashmir

vi.	Bihar

vii.	Jharkhand

viii.	Madhya Pradesh

ix.	Uttar Anchal

x.	Uttrakhand

xi.	Rajasthan

xii.	Himachal Pradesh.

For distribution and sales of the products there is one Consignee Sales Agent (“CSA”) in each of the above mentioned states. We have approximately 15 distributors in each state.  We transfer manufactured product to CSA’s.  CSA’s sell our products to distributors. Medical representatives visit doctors for the promotion of our products and visit retailers to get orders.    Product is shipped directly to CSA’s who supply the products to distributors.

Russia

We have a representative office in Moscow, the capital of the Russian Federation, dedicated to sales promotion and registration of products with the Ministry of Health Russian Federation.  We sell these products through national distributors by way of its 32 strategically located distribution centers. Medical representatives of our branch office are deployed to carry out the promotional activities to help these distributors liquidate its products.

Armenia and Mongolia

In Armenia and Mongolia, we ship product to distributors on an outright sale basis with 50% due in advance and the balance due upon delivery of the goods.  We provide all sales and marketing material to the distributors who have their own marketing teams.  The distributors have their own registration departments who follow up with proceedings in the Minsitry of Health in their respective countries to obtain registrations of our products and identify new formulations that we may seek to register.

Uzbekistan and Kyrgyzstan

We are currently seeking potential distributors of its products in these nations as we have registered products in these nations.

Employees

As of November 24, 2008, we employ a total of 150 employees.  We believe that we have a good working relationship with our employees.  We are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

We have a limited operating history.  Currently, approximately 90% of our revenues are derived from sales of our product in Russia.  We cannot assure you that we can achieve or sustain revenue growth or profitability in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing new products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

WE MAY NOT BE ABLE TO SUCCESFULLY INTRODUCE NEW PRODUCTS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION

Our future results of operations depend, to a significant degree, upon our ability to successfully commercialize additional products. We must develop, test and manufacture generic products as well as prove that our generic products are the bio-equivalent of their branded counterparts. All of our products must meet and continue to comply with regulatory and safety standards and receive regulatory approvals; We may be forced to withdraw a product from the market if health or safety concerns arise with respect to such product. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect, necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to successfully and profitably produce and market such products.

WE OPERATE IN A HIGHLY COMPETITIVE AND RAPIDLY CONSOLIDATING INDUSTRY.

We operate in a highly competitive and rapidly consolidating industry. Our competitors, which include major multinational corporations, are consolidating, and the strength of the combined companies could affect its competitive position in all of its business areas. Furthermore, if one of our competitors or their customers acquires any of its customers or suppliers, we may lose business from the customer or lose a supplier of a critical raw material.

IF WE CANNOT RESPOND ADEQUATELY TO THE INCREASED COMPETITION WE EXPECT TO FACE IN THE FUTURE, WE WILL LOSE MARKET SHARE AND PROFITS WILL DECREASE.

Our products face intense competition from products commercialized or under development by competitors based in India and overseas. Many of our competitors have greater financial resources and marketing capabilities than us. Some of our competitors, especially multinational pharmaceutical companies, have greater experience than us in clinical testing and human clinical trials of pharmaceutical products and in obtaining regulatory approvals. Our competitors may succeed in developing technologies and products that are more effective, more popular or cheaper than any we may develop. These developments could render our technologies and products obsolete or uncompetitive, which would harm our business and financial results. We believe that some of our competitors have broader product ranges, stronger sales forces and better segment positioning than us, which enables them to compete effectively.

Our generics business is also facing increasing competition from brand-name manufacturers who do not face any significant regulatory approvals or barriers to entry into the generics market. These brand-name companies sell generic versions of their products to the market directly or by acquiring or forming strategic alliances with our competitor generic pharmaceutical companies or by granting them rights to sell “authorized generics.” Moreover, brand-name companies continually seek new ways to delay the introduction of generic products and decrease the impact of generic competition, such as filing new patents on drugs whose original patent protection are about to expire, developing patented controlled-release products, changing product claims and product labeling, or developing and marketing as over-the-counter products those branded products which are about to face generic competition.

IF WE FAIL TO COMPLY FULLY WITH GOVERNMENT REGULATIONS REGARDING THE MANUFACTURE OF ITS PRODUCTS, IT MAY DELAY OR PREVENT US FROM DEVELOPING OR MANUFACTURING OUR PRODUCTS.

If we fail to comply fully with applicable regulations, then there could be a delay in the submission or approval of potential new products for marketing approval. In addition, the submission of an application to a regulatory authority does not guarantee that a license to market the product will be granted. Each authority may impose its own requirements and/or delay or refuse to grant approval, even when a product has already been approved in another country. In many of the international markets into which we sell our products, the approval process for a new product is complex, lengthy and expensive. The time taken to obtain approval varies by country but generally takes from six months to several years from the date of application. This registration process increases the cost to us of developing new products and increases the risk that we will not be able to successfully sell such new products.

REFORMS IN THE HEALTH CARE INDUSTRY AND THE UNCERTAINTY ASSOCIATED WITH PHARMACEUTICAL PRICING, REIMBURSEMENT AND RELATED MATTERS COULD ADVERSELY AFFECT THE MARKETING, PRICING AND DEMAND FOR OUR PRODUCTS.

Increasing expenditures for health care has been the subject of considerable public attention in almost every jurisdiction where we conduct business. Both private and governmental entities are seeking ways to reduce or contain health care costs. In many countries in which we currently operate, including India, pharmaceutical prices are subject to regulation. The existence of price controls can limit the revenues we earn from our products. In addition, we cannot predict the nature of the measures that may be adopted or their impact on the marketing, pricing and demand for our products.

Governments throughout the world heavily regulate the marketing of our products. Most countries also place restrictions on the manner and scope of permissible marketing to physicians, pharmacies and other health care professionals. The effect of such regulations may be to limit the amount of revenue that we may be able to derive from a particular product. Moreover, if we fail to comply fully with such regulations, then civil or criminal actions could be brought against it.

THE INTERNATIONAL NATURE OF OUR BUSINESS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING UNFAVORABLE POLITICAL, REGULATORY, LABOR AND TAX CONDITIONS IN FOREIGN COUNTRIES.

Currently, all of our marketing and distribution takes place outside the United States, and all of our sales are to customers outside the United States. We currently derive approximately 90% of our revenue from sales to customers in Russia. We also have sales to customers in Armenia and Mongolia and products registered in Uzbekistan, Belarus, and Kyrgyzstan.  We expect to recognize revenue from sales to customers in Uzbekistan, Belarus and Kyrgyzstan in the future. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

•	withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries;

•	difficulty with staffing and labor force and managing widespread operations; and

•
trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed under differing legal, regulatory, economic, social and political conditions. There can be no assurance that we will be able to develop, implement and maintain policies and strategies that will be effective in each location where we do business. As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

In addition, we currently derive substantially all of our revenues from Russian customers.  Accordingly, we are also subject to the risks of doing business in Russia and to the risks associated with Russia’s economic and political environment. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy and, in recent years, Russia has undergone substantial political, economic and social change. Our failure to manage the risks associated with doing business in Russia and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.

WE ARE SUBJECT TO THE LEGAL SYSTEMS OF THE COUNTRIES IN WHICH WE OFFER AND SELL OUR PRODUCTS.

We offer and sell our products internationally, including in some emerging markets. As a result, we are and/or may become subject to the laws, regulations and legal systems of the various jurisdictions in which we carry on business and/or in which our customers or suppliers are located. Among the laws and regulations applicable to our business are health and safety and environmental regulations, which vary from country to country and from time to time. We must therefore design our products and ensure their manufacture so as to comply with all applicable standards. Compliance with legal and regulatory requirements, including any change in existing legal and regulatory requirements, may cause us to incur costs and may be difficult, impractical or impossible. Accordingly, foreign laws and regulations which are applicable to us may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

As a result of the procedural requirements or laws of the foreign jurisdictions in which we carry on business and/or in which our customers or suppliers are located, we may experience difficulty in enforcing supplier or customer agreements or certain provisions thereof, including, for example, the limitations on the product warranty we typically provide to our customers. In some jurisdictions, enforcement of our rights may not be commercially practical in light of the duration, cost and unpredictability of such jurisdiction’s legal system. Any inability by us to enforce, or any difficulties experienced by us in enforcing, our contractual rights in foreign jurisdictions may have a material adverse effect on our financial condition, results of operations, business and/or prospects.

IF A REGULATORY AGENCY AMENDS OR WITHDRAWS EXISTING APPROVALS TO MARKET OUR PRODUCTS, THIS MAY CAUSE OUR REVENUES TO DECLINE.

Regulatory agencies may at any time reassess the safety and efficacy of our products based on new scientific knowledge or other factors. Such reassessments could result in the amendment or withdrawal of existing approvals to market our products, which in turn could result in a loss of revenue, and could serve as an inducement to bring lawsuits against us.

IF WE ARE SUED BY CONSUMERS FOR DEFECTS IN ITS PRODUCTS, IT COULD HARM ITS REPUTATION AND ITS PROFITS.

Our business inherently exposes us to potential product liability. The severity and timing of future claims are unpredictable.  Our customers may also bring lawsuits against it for alleged product defects. The existence, or even threat, of a major product liability claim could also damage its reputation and affect consumers’ views of its other products, thereby negatively affecting its business, financial condition and results of operations.

IF WE DO NOT MAINTAIN AND INCREASE OUR ARRANGEMENTS FOR OVERSEAS DISTRIBUTION OF OUR PRODUCTS, OUR REVENUES AND NET INCOME COULD DECREASE.

Our products are marketed through third parties by way of marketing and agency arrangements. These arrangements may be terminated by either party providing the other with notice of termination or when the contract regarding the arrangement expires. We may not be able to successfully negotiate these third party arrangements or find suitable joint venture partners in the future. Any of these arrangements may not be available on commercially reasonable terms. Additionally, its marketing partners may make important marketing and other commercialization decisions with respect to products we develop without its input. As a result, many of the variables that may affect our revenues and net income are not exclusively within our control when we enter into arrangements like these.

IF THE WORLD ECONOMY IS AFFECTED DUE TO TERRORISM, WARS OR EPIDEMICS, IT MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Several areas of the world, including India, have experienced terrorist acts and retaliatory operations recently. For example, Mumbai was the target of serial railway bombings in July 2006. Hyderabad, was also subjected to terrorist acts in May and August 2007. In May 2008, the city of Jaipur in the state of Rajasthan was subjected to a series of coordinated bombings. If the economy of our major markets is affected by such acts, its business and results of operations may be adversely affected as a consequence.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING, OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness or that we will not default on our debt obligations, jeopardizing our business viability.  Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

IF WE DO NOT MAINTAIN THE CONTINUED SERVICE OF OUR EXECUTIVE OFFICERS, OUR BUSINESS OPERATIONS MAY BE AFFECTED.

Our success is substantially dependent on the performance of our executive officers and key employees.  Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel.  Although we believe we will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect our ability to market, sell, and enhance our products.  The loss of one or more of our key employees or our inability to hire and retain other qualified employees, including but not limited to development staff, business development staff, digital publishing staff and corporate office support staff, could have a material adverse effect on our business.

WE MAY INCUR UNINSURED LOSSES IN THE OPERATION OF OUR BUSINESS.

There is no assurance that we will not incur uninsured liabilities and losses as a result of the conduct of our business.  We plan to maintain comprehensive liability and property insurance at customary levels.  We will also evaluate the availability and cost of business interruption insurance.  However, should uninsured losses occur we may be unable to cover these losses from our existing work capital which may cause us to incur significant losses.

WE MAY INCUR LIABILITIES THAT WE MIGHT BE UNABLE TO REPAY IN THE FUTURE

We may incur liabilities with affiliated or unaffiliated lenders.  These liabilities would represent fixed costs which would be required to be paid regardless of the level of our business or profitability.  Our current liabilities as of December 31, 2008 were as follows:  accounts payable and accrued expenses of $1,594,386 installment payable of $10,825, secured loans of $136,788 and other current liabilities of $23,236 for total current liabilities of $1,765,235.   There is no assurance that we will be able to pay all of our liabilities.  Furthermore, we are always subject to the risk of litigation from customers, suppliers, employees, and others because of the nature of our business, including but not limited to consumer lawsuits.  Litigation can cause us to incur substantial expenses and, if cases are lost, judgments, and awards can add to our costs. An increase in our costs may cause us to increase the prices at which we charge our customers which may lead to our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

WE MAY INCUR UNANTICIPATED COST OVERRUNS WHICH MAY SIGNIFICANTLY AFFECT OUR OPERATIONS.

We may incur substantial cost overruns in the research and development of our products.  Management is not obligated to contribute capital to us.  Unanticipated costs may force us to obtain additional capital or financing from other sources if we are unable to obtain the additional funds necessary to implement our business plan. There is no assurance that we will be able to obtain sufficient capital to implement our business plan successfully.  If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return of the Shareholders’ investment will be diminished.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 65.7% of our outstanding common stock.  As a result, our principal stockholders, officers and directors, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;

•	removal of any of our directors;

•	amendment of our certificate of incorporation or bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISKS RELATING TO DOING BUSINESS IN INDIA

A SLOWDOWN IN ECONOMIC GROWTH IN INDIA MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Our performance and the quality and growth of our business are necessarily dependent on the health of the overall Indian economy. The Indian economy has grown significantly over the past few years. Any future slowdown in the Indian economy could harm us, our customers and other contractual counterparties. In addition, the Indian economy is in a state of transition. The share of the services sector of the economy is rising while that of the industrial, manufacturing and agricultural sector is declining. It is difficult to gauge the impact of these fundamental economic changes on our business.

A SIGNIFICANT CHANGE IN THE INDIAN GOVERNMENT OR IN ITS ECONOMIC LIBERALIZATION AND DEREGULATION POLICIES MAY ADVERSELY AFFECT THE INDIAN ECONOMY, THE HEALTH OF WHICH OUR BUSINESS DEPENDS UPON.

The Indian government has traditionally exercised and continues to exercise a dominant influence over many aspects of the economy. The present government is a multi-party coalition and therefore there is no assurance that it will be able to generate sufficient cross-party support to implement economic policies or that the existing economic policies will continue. Any significant change in the Government’s economic policies could have a significant effect on our business. India’s trade relationships with other countries can also influence Indian economic conditions, which in turn can affect our business.

IF COMMUNAL DISTURBANCES OR RIOTS ERUPT IN INDIA, OR IF REGIONAL HOSTILITIES INCREASE, THIS WOULD ADVERSELY AFFECT THE INDIAN ECONOMY, WHICH OUR BUSINESS DEPENDS UPON.

India has experienced communal disturbances, terrorist attacks and riots during recent years. If such disturbances continue or are exacerbated, our operational, sales and marketing activities may be adversely affected. Additionally, India has from time to time experienced hostilities with neighboring countries. The hostilities have continued sporadically. The hostilities between India and Pakistan are particularly threatening, because both India and Pakistan are nuclear powers. Hostilities and tensions may occur in the future and on a wider scale. These hostilities and tensions could lead to political or economic instability in India and harm our business operations and our future financial performance.

IF WAGE COSTS OR INFLATION RISE IN INDIA, IT MAY ADVERSELY AFFECT OUR COMPETITIVE ADVANTAGES OVER HIGHER COST COUNTRIES AND OUR PROFITS MAY DECLINE.

Wage costs in India have historically been significantly lower than wage costs in developed countries and have been one of our competitive strengths. However, wage increases in India may increase its costs, reduce its profit margins and adversely affect our business and results of operations.

Due to various macro-economic factors, the inflation level in the recent period has increased in India. By July 2008, the key Indian inflation rate, the wholesale price index, has risen above 11%, the highest rate in 13 years. . This trend may continue and the rate of inflation may further rise. We may not be able to pass these costs on to its customers by increasing the price it charges for its products. If this occurs, our profits may decline.

 IN THE EVENT THAT A NATURAL DISASTER SHOULD OCCUR IN INDIA, INCLUDING DROUGHT, FLOODS AND EARTHQUAKES, IT COULD ADVERSELY AFFECT OUR PRODUCTION OPERATIONS AND CAUSE OUR REVENUES TO DECLINE.

India has experienced earthquakes, floods and droughts in the past and has experienced droughts in recent years. In the event of a drought so serious that the drinking water in the region is limited, the government could cut the supply of water to all industries, including our facilities. This would adversely affect our production operations and reduce our revenues. Even if we take precautions to provide back-up support in the event of such a natural disaster, the disaster may nonetheless affect its facilities, harming production and ultimately its business.

STRINGENT LABOR LAWS MAY ADVERSELY AFFECT OUR ABILITY TO HAVE FLEXIBLE HUMAN RESOURCE POLICIES; LABOR UNION PROBLEMS COULD NEGATIVELY AFFECT OUR PRODUCTION CAPACITY AND OVERALL PROFITABILITY.

Labor laws in India are more stringent than in other parts of the world. These laws may restrict its ability to have human resource policies that would allow it to react swiftly to the needs of its business.

RISKS ASSOCIATED WITH DOING BUSINESS IN RUSSIA

BUSINESSES IN RUSSIA CAN BE SUBJECT TO POLITICALLY MOTIVATED ACTIONS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

The Russian government has taken various actions in recent years against business people and companies operating in Russia that have been perceived as having been politically motivated, including actions for technical violations of law or violations of laws that have been applied retroactively, including violations of tax laws. These actions have on occasion resulted in significant fluctuations in the market prices of the securities of businesses operating in Russia, a weakening of investor confidence in Russia and doubts about the progress of market and political reforms in Russia.

DECREASES IN THE VALUE OF THE RUSSIAN RUBLE COMPARED WITH THE US DOLLAR COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

The value of the Russian ruble had been rising generally against the US dollar, increasing approximately 7.3% in 2007 and 4.7% in the first seven months of 2008. In August 2008, however, the value of the Russian ruble began to generally depreciate against the US dollar. During August and September 2008, the ruble depreciated approximately 7.1% against the US dollar resulting in an overall decrease during the year ended December 31, 2008 of approximately 8.5%. Also, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

Because our reporting currency is the US dollar and the functional currency where we currently derive substantially all of our revenues is the ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble.

ECONOMIC DOWNTURNS OR POLITICAL OR ECONOMIC INSTABILITY OR RAPID CHANGE IN RUSSIA COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

In the past few years, Russia has experienced political stability and significant economic growth. Russia’s rapid, ongoing transformation to a market economy has, however, been marked by periods of significant instability. Recently, like many other countries, Russia has experienced economic instability characterized by a steep decline in the value of shares traded on its stock market and temporary suspension of trading on its stock exchanges. The continuing global credit crisis and the related turmoil in the global financial system has had and may continue to have an material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy.

Russia’s inexperience with a market economy poses numerous additional risks. It is difficult for us or our business partners to gauge the creditworthiness of some of our business partners, as there are no reliable mechanisms, such as credit reports or credit databases, for evaluating their financial condition. Consequently, we face the risk that some of our business partners will fail to pay us or that they or other service providers, such as production houses, will fail to comply with the terms of their agreements with us, which could adversely affect our results of operations. Changes in monetary policy, a material weakening of the ruble as compared to other major world currencies, inflation, a decline in natural gas and oil prices or other factors could adversely affect Russia’s economy and our business in the future. Any such market downturn or economic slowdown could also severely limit our and our customers’ access to capital, also adversely affecting our and our customers’ businesses in the future.

THE RUSSIAN LEGAL SYSTEM CAN CREATE AN UNCERTAIN ENVIRONMENT FOR INVESTMENT AND BUSINESS ACTIVITY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND THE VALUE OF OUR COMMON STOCK.

The legal framework to support a market economy remain news and in flux in Russia and, as a result, its legal system can be characterized by:

•	inconsistencies between and among laws, presidential decrees and governmental, ministerial and local regulations, orders, decisions, resolutions and other acts;

•	substantial gaps in the regulatory structure resulting from the delay in adoption or absence of implementing regulations;

•	limited judicial and administrative guidance on interpreting Russian legislation;

•	the relative inexperience of judges and courts in interpreting recent commercial legislation;

•	a lack of judicial independence from political, social and commercial forces;

•	under-funding and under-staffing of the court system;

•	a high degree of discretion on the part of the judiciary and governmental authorities; and

•	poorly developed bankruptcy procedures that are subject to abuse.

As is true of civil law systems, judicial precedents generally have no binding effect on subsequent decisions. Not all Russian legislation and court decisions are readily available to the public or organized in a manner that facilitates understanding. The Russian judicial system can be slow, and enforcement of court orders can in practice be very difficult. All of these factors make judicial decisions in Russia difficult to predict and effective redress uncertain. Additionally, court claims and governmental prosecutions are sometimes used in furtherance of political aims.

In addition, several key Russian laws have only recently become effective or have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

SELECTIVE OR ARBITRARY GOVERNMENT ACTION MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND THE VALUE OF OUR COMMON STOCK.

Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is influenced by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations in Russia. Selective or arbitrary government action could have a material adverse effect on our business.

RISKS ASSOCIATED WITH DOING BUSINESS ELSEWHERE IN THE CIS

WE FACE SIMILAR RISKS IN OTHER COUNTRIES OF THE CIS.

In addition to Russia, we currently have operations in other countries in the CIS, including Armenia, Uzbekistan, Belarus and Kyrgyzstan. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in “—Risks relating to the doing business in Russia”.

EMERGING MARKETS SUCH AS RUSSIA AND OTHER CIS COUNTRIES ARE SUBJECT TO GREATER RISKS THAN MORE DEVELOPED MARKETS, INCLUDING LEGAL, ECONOMIC AND POLITICAL RISKS.

Investors in companies operating in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economies of Russia and other CIS countries, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares.

Risks Relating to Our Organization and Our Common Stock

AS OF THE MERGER, WE BECAME SUBJECT TO THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS, WHICH CAN BE EXPENSIVE AND MAY DIVERT RESOURCES FROM OTHER PROJECTS, THUS IMPAIRING OUR ABILITY TO GROW.

As a result of the Merger, we became subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of   the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT FOR US TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

BECAUSE WE BECAME PUBLIC BY MEANS OF A REVERSE MERGER, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

There may be risks associated with us becoming public through a reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the bands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Private Placement);

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

THERE IS CURRENTLY NO LIQUID TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT ENSURE THAT ONE WILL EVER DEVELOP OR BE SUSTAINED.

To date there has been no liquid trading market for our common stock. Although we intend to seek quotation of our common stock on the OTC Bulletin Board, we cannot be sure that such quotation will be obtained promptly, if at all.  In addition, we cannot predict how liquid the market for our common stock might become. If our common stock becomes listed on the OTC Bulletin Board, should trading of our common stock be suspended, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

OUR COMMON STOCK MAYBE DEEMED A “PENNY STOCK,” WHICH WOULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We lease approximately 1,500 square feet of office space in North Miami Beach, Florida for $6,420 per month under a lease which expires in August 2011. This facility serves as our corporate headquarters. In March 2004, we acquired our own manufacturing plant in the city of India Guragon in the state of Haryana in India.  We own the land and building.  The land is approximately 1,177.50 sq. meters.

We believe that our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities. In the opinion of the management, our property is adequately covered by insurance.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be involved in claims arising in the ordinary course of business. No legal proceedings are currently pending or, to our knowledge, threatened against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

There is currently no trading market for our common stock and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Although we intend to seek quotation of our common stock on the OTC Bulletin Board, we cannot be sure that such quotation will be obtained promptly, if at all.

As of March 22, 2009, we had 16,993,650 shares of common stock issued and outstanding and approximately 22 holders of record of our common stock.

Dividend Policy

As of the date of hereof, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

Equity Compensation Plan Information

As of the date hereof, the Company has not authorized the issuance of any securities under any compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

During January 2008, the Company increased the number of authorized common stock from 100 million to 300 million.

During March 2008, the Company issued 613,000 shares of common stock which generating proceeds of $275,900 to the Company after financing fees of $30,600.

During March 2008, the Company issued 30,650 shares of common stock in payment of private placement fees.  The shares were valued at $13,795 based upon the Company’s most recent stock sale.

During April 2008, the Company issued 150,000 shares of common stock in payment of $4000 against services rendered by Mr. Alan Jay Weisberg, the Company’s secretary and director.

During October 2008, the Company issued 6,100,000 shares of common stock to shareholders of Protech Biosystems Pvt. Ltd. pursuant to the Merger Agreement.

During October 2008, the Company issued 100,000 shares of common stock in payment of services rendered by Sichenzia Ross Friedman Ference LLP. The shares were valued at $3900 based upon the merger agreement with Protech Biosystems Pvt. Ltd.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Recent Events

Prior to October 23, 2008, we were a development stage company which was formed as a vehicle to pursue a business combination.  On Jan 1, 2008 we decided to acquire 100 % of the outstanding common shares of Protech Biosystems Private Limited and on June 17, 2008, we entered into a Share Exchange Agreement with Protech Biosystems Pvt. Ltd., an entity organized under the Companies Act of 1956 of India (“Protech”) and Sanjiw Kumar Singh, Raju Kumar Singh, Raja Rajesh Kumar (collectively the “Protech Shareholders”).  Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding stock of Protech and Protech became a wholly-owned subsidiary of the Company (the “Merger”).  The closing of the Merger was subject to certain conditions, including but not limited to, the delivery of the audited financial statements of Protech prepared in accordance with United Stated Generally Accepted Accounting Principles and obtaining approval of the transaction from the Foreign Investment Promotion Board (“FIBP”) of the Indian Ministry of Finance.  Upon the satisfaction of all conditions to closing, the Merger closed on October 23, 2008.  In connection with this reverse merger, we discontinued our former business and succeeded to the business of Protech as our sole line of business.  As a result, we are now engaged in the manufacture and sale of generic pharmaceutical formulations.  On November 18, 2008, the Company’s name was changed to Protech Global Holdings Corp.

Overview

Our wholly-owned subsidiary, Protech, began its commercial operations in 1998 in New Dehli, India and acquired its own manufacturing plant in 2004.   Protech specializes in the manufacture of generic pharmaceutical formulations for sale in India, the Russian Federation (“Russia”) and Commonwealth of Independent States (“CIS”) countries such as. Uzbekistan, Belarus, Kyrgyzstan and Armenia.  Protech manufacturing facilities are capable of producing injections, tablets, capsules, liquid syrups and ointments.  Protech has products registered for sale in Mongolia, Uzbekistan, Belarus, Kyrgyzstan and Armenia, however, it has not commenced sales of its product in such nations to date.  Protech currently sells product in Russia through its representative office in Moscow and in Armenia and Mongolia through distributors.  Approximately 90% of Protech’s exports are to Russia.

We are focused on research and development, which we believe will lead to the development of various active pharmaceutical ingredients. We are also currently conducting research on the formulations of various pharmaceuticals products whose patents will likely expire in Europe and the United States over the next few years.  We are in position to commence the manufacture of generic formulations of such products as soon as their patents expire.  Our manufacturing facilities are maintained to conform with international configuration standards.  With our advanced research, we believe that we will be able to capitalize on the expiration of such patents and are poised to meet the ever-growing demand for generic pharmaceuticals products in various international markets.

Results of Operations

Year Ended December 31, 2008 Compared to the Period from March 3, 2006 (Inception) to December 31, 2007

Revenues . During the year ended December 31, 2008, we recorded revenues of $3,169,010, as compared to revenue of $3,607,142 for the year ended December 31, 2007. This decrease in revenues was primarily attributable to expiry of products registration of certain products in Russia due to which company could not make sales of those products.

Cost of Sales. During the year ended December 31, 2008, we recorded cost of sales of $1,502,521, which constitutes 47% of the revenue. For the year ended December 31,2008 cost of sales was $1,749,878 which constitute 48% of revenue. This decrease in cost of sales is marginal and normal .

General and Administrative Expenses. During the year ended December 31, 2008, we recorded general and administrative expenses of $1,688,379, as compared to general and administrative expenses of $1,819,685 for the year ended December 31, 2007, representing a decrease of 7%. This decrease in operating expenses can be primarily due to exchange rate variations and decrease in Selling, general and administrative expenses of Indian operations.

Net Income . During the year ended December 31, 2008, we recorded net loss of $167,419, as compared to net loss of $20,546 for the year ended December 31, 2007. The increase in loss is due to the increase in expenditure on merger & acquisitions incurred by the holding company. Whereas there was a substantial increase of 650% in profit from Indian operation which was $ 181473 in the year 2008 as compared to $ 24050 in the year 2007.

Liquidity and Capital Resources

We have historically met our liquidity requirements from a variety of sources, including the sale of equity and debt securities to related parties and accredited investors. Based on our strategy and the anticipated growth in our business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business.

Cash and Cash Equivalents. As of December 31, 2008, we had cash and cash equivalents of $160,222, as compared to cash and cash equivalents of $1,623,004 as of December 31, 2007.  The decrease in cash and cash equivalents was primarily attributable to repayment of secured loans & accounts payable.and depreciation of indian rupee with respect to US dollar.

Net Cash Provided By Operating Activities. Net cash used by operating activities totaled $1,722,024 for the year ended December 31, 2008, as compared to $806,505 being provided by operating activities for the year ended December 31, 2007. This decrease was comprised of the increase in net loss along with the change in accounts receivable collections and accounts payable.

Net Cash Used in Investing Activities. Net cash provided by investing activities totaled $6107during the year ended December 31, 2008, as compared to net cash used in investing activities of $181,421 during the year ended December 31, 2007. This decrease is mainly comprised of payment of non current assets i.e lease options. For the year ended December 31, 2007, our net cash used in investing activities was comprised of the purchase of fixed assets and the issuance of notes receivable.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $214,507 during the year ended December 31, 2008, as compared to net cash provided by financing activities of $312,231 during the year ended December 31, 2007. For the year ended December 31, 2008, our cash provided by financing activities was comprised of $21,393 in net repayments on borrowings,$40000 in repayment of notes payable and $275,900 of proceeds from the issuance of common stock, net of fees. For the year ended December 31, 2007, our cash provided by financing activities was comprised of $22,231 in net borrowings, $270,000 of proceeds from the issuance of common stock, net of fees, and $20,000 in proceeds from the issuance of notes payable to a stockholder.

Critical Accounting Policies and Estimates

Basis for Presentation . The accompanying audited financial statements have been prepared in accordance and conformity with accounting principles generally accepted in the U.S. and should be read in conjunction with our proforma consolidated financial statements for the year ended December 31, 2007 and for the period from March 3, 2006 (inception) to December 31, 2006. The effective acquisition date for the purpose of business combination is January 1,2008 and therefore corresponding proforma consolidated financial statement for December 2007are presented for comparison purpose.

Use of Estimates . The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents . For the purpose of reporting cash flows, we consider all highly liquid debt instruments purchased with original maturities of three months or less, and money market accounts to be cash equivalents.  The Company’s cash accounts are held in foreign bank accounts which are not insured by the FDIC. At December 31, 2008 and 2007 the Company’s cash balances, net of outstanding checks, in its foreign bank accounts were $102,995 and $1,462,888, respectively.

Accounts Receivable.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them. As of December 31, 2008 and 2007 the Company recorded a provision for doubtful accounts in the amount of $15,880 and $23,213, respectively.

Revenue Recognition . We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”) for revenue recognition and we record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered and installed, (3) the sales price to the customer is fixed or determinable and (4) collectability of the related customer receivable is reasonably assured. We have two methods of revenue recognition. For our construction contracts, we record revenues based upon the use of the percentage of completion method. For certain energy products that we resell to third parties, we record revenue based upon the shipment date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 20, 2009, the board of directors of the Company dismissed Sherb & Co., LLP (“Sherb”) as the Company’s independent registered public accounting firm.

During the fiscal year ended December 31, 2007, and any subsequent period through January 20, 2009, (i) there were no disagreements between the Company and Sherb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Sherb would have caused Sherb to make reference to the matter in its reports on the Company’s financial statements, and (ii) Sherb’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2007 and through January 20, 2009, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On January 20, 2009, the Company provided Sherb with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that Sherb furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter, dated January 22, 2009, was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009.

On January 20, 2009, the Company engaged Bansal & Co. (“Bansal”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 20, 2009.

During the year ended December 31, 2007 and any subsequent period through January 20, 2009, the Company did not consult with Bansal regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Management’s  Annual Report on Internal  Control over Financial  Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)  under the Exchange  Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external  purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable  assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the COSO framework, an integrated  framework for the evaluation of internal controls issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public  accounting  firm regarding  internal  control over financial reporting.  Management’s  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management’s report in this annual report.

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended December 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of April 15, 2009.

Name	Age	Position
Sanjiw Kumar Singh	40	Chairman, Chief Executive Officer and President
Alan Jay Weisberg	63	Secretary and Director
Ajay Gupta	32	Chief Financial Officer
Sumir Koul	40	Chief Operating Officer
Rana Rajesh Kumar	34	Director

Executive Biographies

Dr. Sanjiw Kumar Singh -Chairman, Chief Executive Officer and President

On October 23, 2008, Dr. Sanjiw Kumar Singh was appointed as the Company’s Chairman, Chief Executive Officer and President. Prior to joining the Company, he served as Chairman and Managing Director of Protech. Mr. Sanjiw also worked in the pharmaceutical industry as a consultant to such Indian pharmaceutical companies as Ranbaxy, Dr. Reddy’s Laboratories Dr. Sanjiw Singh has a PhD in engineering.

Alan Jay Weisberg - Secretary and Director

Mr. Weisberg currently serves as a director of the Company. He previously served as the Company’s Chief Financial Officer. Mr. Weisberg is a Certified Public Accountant and currently operates Weisberg Brause & Co. Mr. Weisberg also currently serves as chief financial officer and as a director of QuickByte Software, Inc., positions he has held from July 2008 to present. Prior to joining the Company, Mr. Weisberg served as chief financial officer and as a director of December 2006 through September 2008. He served as chief financial officer and as a director of Getting Ready Corporation, Inc. from September 2007 through September 2008. From April 1998 through December 2006, Mr. Weisberg served as chief financial officer and as a director of Orthodontix, Inc. In addition, Mr. Weisberg served as chief financial officer and as a director of Protalix Biotehrapeutics, Inc. from December 2006 through April 2007.

Mr. Ajay Gupta - Chief Financial Officer

On October 23, 2008, Mr. Gupta was appointed as the Company’s Chief Financial Officer. Prior to joining the Company, Mr. Gupta previously served as the General Manager of Finance and Accounts of Protech from March 2005. Prior to joining Protech, Mr. Gupta served as the Associate Manager of Finance and Accounts of Singer India Ltd.

Mr. Sumir Koul - Chief Operating Officer

Mr. Kohl was appointed as the Company’s Chief Operating Officer on October 23, 2008. Prior to joining the Company, he served as an Executive Director of Protech. He previously served as Dy. General Director of Intercare Pharmaceuticals in Moscow, Russia.

Currently, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current officers or directors is acting on behalf of, or will act at the direction of any other person.

Rana Rajesh Kumar – Director

Rana Rajesh Kumar was appointed as a director of the Company effective November 22, 2008.  Prior to joining the Company, Mr. Kumar served as a joint director of Protech from November 2004 through October 23, 2008. Prior to joining Protech, Mr. Kumar worked for Julee Exports, a subsidiary of IPC India Ltd. from August 1998 through December 2001 and at Apetka Intercare Ltd., a chain of retail pharmacy outlets in Russia from January 2002 to October 2004.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock options.

Audit Committee

We do not have a separately designated standing audit committee.

Code of Ethics

We have not adopted a formal Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sanjiw Kumar Singh,	2008	0	0	0	0	0	0	0	0
CEO,	2007	0	0	0	0	0	0	0	0
President and Director (1)	2006	0	0	0	0	0	0	0	0

Ajay Gupta,	2008	0	0	0	0	0	0	0	0
CFO	2007	0	0	0	0	0	0	0	0
(2)	2006	0	0	0	0	0	0	0	0

Sumir Koul	2008	0	0	0	0	0	0	0	0
COO	2007	0	0	0	0	0	0	0	0
(3)	2006	0	0	0	0	0	0	0	0

Armen Karapetyan	2008	80,000	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
(4)	2006	0	0	0	0	0	0	0	0

Alan Jay Weisberg	2008	3,500	0	0	0	0	0	0	0
Secretary & Director	2007	0	0	0	0	0	0	0	0
(5)	2006	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

(1)	Sanjiw Kumar Singh was appointed as our Chief Executive Officer, President and as a Director on October 23, 2008.

(2)	Ajay Gupta was appointed as our Chief Financial Officer on October 23, 2008.

(3)	Sumir Koul was appointed as our Chief Financial Officer on October 23, 2008.

(4)	Rana Rajesh Kumar was appointed as Director on October 23, 2008.

(5)	Armen Karapteyan resigned as our President effective October 23, 2008.

(6)	Alan Jay Weisberg resigned as our Chief Financial Officer effective October 23, 2008.

Employment Agreements with Executive Officers

In June 2008, the Company entered into an employment agreement with Sanjiw Kumar Singh, pursuant to which Mr. Singh agreed to serve as the Company’s Chief Executive Officer for a term of two years.  Pursuant to his employment agreement, Mr. Singh is entitled to an annual base salary of $84,000.  In addition, his employment agreement provides for an annual discretionary bonus in an amount to be determined by the board of directors of the Company.  Mr. Singh is also entitled to receive a monthly housing allowance not to exceed $1,500 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We currently do not have any equity awards outstanding as of December 31, 2008.

Director Compensation

The directors of the Company did not receive any compensation during the fiscal year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March __, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and Executive Officers:
Sanjiw Kumar Singh	2,055,700	12.09%
Ajay Gupta	0	*
Sumir Koul	0	*
Alan Jay Weisberg	150,000	0.9%
Rana Rajesh Kumar	2,022,150	11.90%
All Executive Officers and Directors as a Group (5 persons)	4,227,850	24.08%

Beneficial owners of more than 5%
Armen Karapetyan	2,500,000	14.80%
Joseph Rached	2,500,000	14.80%
Raju Kumar Singh	2,022,150	11.97%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Protech Global Holdings Corp., 3363 NE 163rd Street, Suite 706, North Miami Beach, Florida 33160.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)
Applicable percentage ownership is based on 16,993,650 shares of common stock outstanding as of April 15, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Determination of Independence

Our board of directors has determined that none of our directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $54,090 and $14,500, respectively.

Tax Fees

No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation dated November 20, 2006 (incorporated by reference to the Registrant’s registration statement on Form 10-SB filed with the SEC on May 11, 2007)

3.2	By-Laws adopted November 20, 2006 (incorporated by reference to the Registrant’s registration statement on Form 10-SB filed with the SEC on May 11, 2007)

3.3	Certificate of Ownership dated November 18, 2008 (incorporated by reference to the Registrant’s Current Report on 8-K filed with the SEC on November 24, 2008)

10.1
Share Exchange Agreement by and amongst SFH I Acquisition Corp., Sanjiw Kumar Singh, Raju Kumar Singh, Raju Kumar Singh, Rana Rajesh Kumar and Protech Biosystems Pvt. Ltd.
(incorporated by reference to the Registrant’s Current Report on 8-K filed with the SEC on October 29, 2008)

10.2	Share holders’ Agreement (incorporated by reference to the Registrant’s Current Report on 8-K filed with the SEC on October 29, 2008)

10.3	Employment Agreement of Sanjiw Kumar Singh(incorporated by reference to the Registrant’s Current Report on 8-K filed with the SEC on October 29, 2008)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECH GLOBAL HOLDINGS CORP.

March 14, 2009	/s/ Sanjiw Kumar Singh
Sanjiw Kumar Singh
Chairman, Chief Executive Officer, President and Director

March 14, 2009	/s/ Ajay Gupta
Ajay Gupta
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sanjw Kumar Singh	Chairman, Chief Executive Officer,	March 14, 2009
Sanjiw Kumar Singh	President and Director

/s/ Alan Jay Weisberg	Secretary and Director	March 14, 2009
Alan Jay Weisberg

/s/ Rana Rajesh Kumar	Director	March 14, 2009
Rana Rajesh Kumar

PROTECH GLOBAL HOLDINGS CORP.

HEAD OFFICE: A-6, Maharani Bagh New Delhi- 110065 PH.: 011-41626470-71, FAX: 011-41328425 e-mall - info@bansalco.com

To
Board of Directors and
Stockholders of Protech Global Holding Corporation
And Subsidiary

Report of independent Registered Public Accounting Firm

We have audited the accompanying Consolidated Balance Sheet of Protech Global Holding Corporation and its subsidiary as of December 31, 2008 and 2007 and the related Consolidated statement of Income, Cash Flows for the year ended on December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from any material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Protech Global Holding Corporation and its subsidiary as of December 31, 2008 and 2007 and the results of operations and its cash flow for the year ended December 31, 2008. Further, these financial statements are in conformity with accounting principles generally accepted in the United States of America.

For Bansal & Co.
Chartered Accountants

(D. S. Rawat)
Partner

Place: New Delhi (India)
Date : April,10, 2009

BRANCH OFFICE : D-7, Maharani Bagh, New Delhi-110065 [INDIA] Phones : 26311192, 26843211 Fax : 91-11-26843073

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$160,222	$1,623,004
Accounts receivable, net	1,076,697	972,800
Prepaid assets , related party	-	100,609
Prepaid assets	238,285	274,296
Inventories, net	242,094	409,532
Notes receivable	82,452	78,283
Deferred tax asset, current	-	13,943
Total current assets	1,799,750	3,472,467

PROPERTY AND EQUIPMENT, NET	475,811	713,778
OTHER NON CURRENT ASSETS	18,933	1,165

TOTAL ASSETS	$2,294,494	$4,187,410

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,594,386	$2,927,922
Installment payable, current portion	10,825	55,752
Secured loans, current portion	136,788	609,082
Deferred tax liability, current portion	502	-
Other current liabilities	22,734	54,559
Total current liabilities	1,765,235	3,647,315

LONG-TERM LIABILITIES:
Installment payable, net of current portion	11,920	28,386
Deferred tax liability	5,943	8,666
Other non-current liabilities	10,346	9,042
Total long-term liabilities	28,209	46,094

TOTAL LIABILITIES	1,793,444	3,693,409
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding
Common stock, $.0001 par value; 300,000,000 shares authorized,16,993,650 and 10,000,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,699	1,000
Additional paid-in capital	790,501	282,892
Retained earnings (deficit)	(245,151)	174,469
Accumulated other comprehensive income	(45,999)	35,640
Total stockholders’ equity	501,050	494,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,294,494	$4,187,410

The accompanying notes are in integral part of these consolidated financial statements.

As per our report of even date	Protech Global Holdings Corp
For Bansal & Co.
Chartered Accountants

(D.S.Rawat)	(CEO)	(CFO).
Partner
Date: April 10, 2009
Place: New Delhi, India

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES:
Sales	$3,169,010	$3,607,142

COST OF SALES:
Cost of sales	1,502,521	1,749,878

GROSS PROFIT	1,666,489	1,857,264

EXPENSES:
General and administrative expenses	1,688,379	1,819,685

NET OPERATING INCOME (LOSS)	(21,890)	37,579

OTHER INCOME (EXPENSE):
Interest income	3,363	-
Interest income, related party	6,624	3,283
Interest expense	(3,342)	(2,024)

INCOME (LOSS) BEFORE INCOME TAXES	(15,245)	38,838

INCOME TAX EXPENSE	152,174	59,384

NET INCOME (LOSS)	$(167,419)	$(20,546)

OTHER COMPREHENSIVE INCOME (LOSS)

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(81,639)	30,217

NET COMPREHENSIVE INCOME (LOSS)	$(249,058)	$9,671

EARNING PER SHARE	$(0.009)	$(0.002)

As per our report of even date	Protech Global Holdings Corp
For Bansal & Co.
Chartered Accountants

	(CEO)	(CFO).
(D.S.Rawat)
Partner
Date: April 10, 2009
Place: New Delhi, India

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

						Total
	Common Stock		Additional	Other	Retained	Stockholders’
	Number of		Paid-In	Comprehensive	Earnings	Equity
	Shares	Amount	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance, December 31, 2006	5,000,000	$500	$13,392	$5,423	$195,015	$214,330

Issuance of common stock pursuant to a private placement
@ $0.054 per share	5,000,000	500	269,500		-	270,000

Foreign currency translation	-	-	-	30,217	-	30,217

Net loss	-	-	-		(20,546)	(20,546)
Balance, December 31, 2007	10,000,000	1,000	282,892	35,640	174,469	494,001

Consolidation Adjustment			(13,392)		(252,201)	(265,593)

Issuance of common stock pursuant to a private placement
@ $0.50 per share	613,000	61	306,439		-	306,500

Issuance of common stock for private placement fees	30,650	3	(3)		-	-

Issuance of common stock for services	250,000	25	7,875		-	7,900

Issuance of stock pursuant to merger agreement	6,100,000	610	237,290		-	237,900

Foreign currency translation	-	-	-	(81,639)	-	(81,639)

Net loss	-	-	-		(167,419)	(167,419)
Balance, December 31, 2008	16,993,650	$1,699	$821,101	$(45,999)	$(245,151)	$531,650

Financing Fee			(30600)			(30600)
Net Balance, December 31, 2008	16,993,650	$1,699	$790,501	$(45,999)	$(245,151)	$501,050

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(167,419)	$(20,546)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Stock issued for services	7,900	-
Deferred tax asset	11,722	(8,019)
Profit on sale of vehicle	(9,895)
Employees retirement benefit	1,304	1,046
Provision for doubtful accounts	15,880	23,213
Depreciation	76,027	80,995
Changes in current assets and liabilities:
Accounts receivables	(119,777)	1,746,090
Prepaid expenses	136,620	44,025
Inventories	167,438	149,415

Notes receivable(interest)	(4,169)	(3,283)
Current liabilities	(1,837,655)	(1,206,431)
Net cash provided (used) by operating activities	(1,722,024)	806,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,589)
Sale of property and equipment	22,250	(106,421)
Payment for other non current asset	(17,768)
Issuance of notes receivable	-	(75,000)
Net cash provided (used) by investing activities	(6,107)	(181,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of repayments	(21,393)	22,231
Proceeds from issuance of common stock	306,500	270,000
Payment of financing Fee	(30,600)
Proceeds/(Repayment) from issuance of notes payable, related party	(40,000)	20,000
Net cash (used by) financing activities	214,507	312,231

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,513,624)	937,315

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS
-Foreign currency translation adjustment	(81,639)	105,048

-Decrease in PPE due to exchange rate difference	132,481
Between current year and previous year

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(1,462,782)	$1,042,363

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,623,004	580,641

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$160,222	$1,623,004

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
1. Common stock issued for non cash consideration

For acquisition	237, 900

For expenses	7,900

CASH PAID DURING THE PERIOD FOR:

Interest	$50,609	$66,833
Taxes	$33,223	$53,914

As per our report of even date	Protech Global Holdings Corp
For Bansal & Co.
Chartered Accountants

	(CEO)	(CFO).
(D.S.Rawat)
Partner
Date: April 10, 2009
Place: New Delhi, India

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows:

1. Organization and Nature of Operations

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

Merger with Protech

On Jan 1, 2008 Company decided to acquire 100 % of the outstanding common shares of Protech Biosystems Private Limited & entered into formal agreement on June 17, 2008. The results of Protech Biosystems Private Limited have been included in the consolidated financial statement. Since that date the Purchase Consideration was decided on the basis of assets and liabilities position of Protech Biosystems Private Limited as on Dec 31,2008.The Company agreed to issue the common stock to the shareholders of Protech Biosystems Private Limited in exchange for 6.1 million shares of the company common stock. The Protech Biosystems Private Limited is the company incorporated in India. The acquisition process was completed on October 23, 2008.

Protech Biosystems Pvt. Ltd. was incorporated in 1998 in New Delhi, India with a mission to cater domestic and global requirements of the market in pharmacological products. In a short span the company has gained creditability in pharmacological product segments and offered some of the most remedies for ailments to the industry. The Company have nine sections of formulations i.e. Tablets, capsules, Liquid Oral, External Liquid, Injectables, Ointments, Eye/Ear drops. Manufacturing Unit is equipped with ultra-modern and highly automated machinery to ensure lower cost of production. Manufacturing unit is also free from pollution and environmental hazards. Manufacturing more than 50 formulations,

The aggregate purchase price was $ 237,900 for which company issued 6.1 million common stock as per the share exchange agreement. The value 6.1 million common shares issued was determined based on the share purchase agreement entered with the shareholders of Protech Biosystems Private Limited.

The estimated fair value of assets acquired and liabilities assumed at date of acquisition is detailed below:

(In USD)
Cash & cash equivalents	1,462,888.25
Account Receivables	972,799.99
Prepaid assets-related parties	100,608.67
Other prepaid assets	266,795.85
Inventories	409,531.62
Deferred tax assets-current	13943.18
Property, Plant & Equipment (net)	713,777.67
Other Assets	1,164.94
Total assets Acquired (A)	3,941,509.99
Accounts Payable	2,912,786.12
Accrued expenses	6,465.41
Accrued payroll & related expenses	50,924.40
Current portion of instalment payable	13,621.72
Secured loans – current	609,082.10
Other current liabilities	1,303.35
Non current portion of instalment payable	28,386.03
Deferred tax liability-non current	8,666.20
Other non current liabilities	44,681.98
Total Liabilities Assumed (B)	3,675,917.31
Fair value of Net Assets acquired (A) – (B)	265,593

The above fair value was estimated by the management considering their book value and market price of the asset on that date. In absence of active market price of long lived assets, the book value has been considered as the fair value on the date of acquisition.

The Company has accounted the business combination as per FASB statement 141.As per this statement , if the sum of the amounts assigned to assets acquired and liabilities assumed will exceed the cost of the acquired entity (excess over cost or excess),that excess shall be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets  except (a) financial assets other than investments accounted for by the equity method, (b) assets to be disposed of by sale, (c) deferred tax assets, (d) prepaid assets  relating to pension or other postretirement benefit plans, and (e) any other current assets. Such excess amount as calculated above on the acquisition is $ 27,693 and by this excess PPE value has been reduced.

2. Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), to reflect the financial position, results of operations and cash flows of the Company.

3. Functional and Presentation Currency

Items included in the Financial Statement are measured using the currency of the primary economic environment in which the entity operates. Indian Rupee is the functional currency of Protech Biosystems Private Limited, India (Subsidiary) and USD is the functional & reporting currency of Protech Global holdings Corporation,USA.

4. Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods; actual results could differ from those estimates. Management's estimates for rebates, discounts and returns, future obligations under employee benefit plans, the useful life of tangible and the realization of deferred tax assets represent estimates.

5. Foreign Currency Transaction

The functional and reporting currency of the Company is USD. Monetary assets and liabilities in foreign currency are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Foreign currency transactions are converted from Indian rupees at the rates of exchange prevailing on the date of the respective transactions. The resulting exchange gains/ losses are included in the statement of Income. All foreign exchange gains and losses are recorded under "Foreign exchange (gain) / loss" in the accompanying financial statements & included with general and administrative expenses.

6. Translation of foreign currency financial statement

Foreign currency financial statement of the subsidiary for Year ending Dec 31, 2008 has been translated as per the guidance provided in SFAS 52 of FASB. As per this statement all asset & liabilities are translated using the current exchange rate on the date of the balance sheet & weighted average rate of revenue/expenses. Equity are translated at historical rate. The difference in exchange in translation is accumulated in other comprehensive income & reported in change in equity statement.

7. Change in reporting entity

During the year the company acquired 100% control of Protech Biosystems Pvt. Ltd. India and consolidated the operation of the acquired entity w.e.f. 01.01.2008 to comply with FASB Statement no. 154. The Performa consolidated financial statement has also been presented for the year 2007

8. Revenue Recognition

(a) Product sales
Revenue from sales of active pharmaceutical ingredients and formulation products is recognized when title and risk of loss of products are transferred to the customer and the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The price to the buyer is fixed and determinable; and

•	Collectibility of the sales price is reasonably assured.

(b) Other revenues

Other revenues include export incentives, interest and claim settlements. Revenues under claim settlement agreements are recognized in accordance with the terms of the respective settlement agreements in the period in which the claim is received. Export incentives are recognized on an accrual basis when the right to receive the incentives is established in accordance with the applicable laws. Interest is recognised on time proportion basis.

9. Income Taxes

The provision for current income tax expense is estimated by the company in accordance with the Indian income tax laws. The Company accounts for deferred income taxes under the liability method, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities in the financial statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates as on the date of the financial statements.

The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period of change. Based on management's judgment, the measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which it is more likely than not that some portion or all of such benefits will not be realized.

10. Research and development costs

Research and development costs are expensed as incurred.

11. Impairment of long-lived assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The company review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 144, and impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition are less than the carrying value. Impairment, if any, is assessed using discounted cash flows. The Company had no such losses in 2008.

12. Fair value of financial instruments:  SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended by SFAS No. 157 ‘Fair value measurement’. This statement emphasizes that the fair value is a market based measurement, not an entity specific measurement. This statement also establishes a fair value hierarchy. It requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its notes payable and instalment loans approximate fair value.

13. Other Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the year ending December 2008, the other comprehensive income / (loss) is $ (81639).

14. Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at December 31, 2008.

15. Recent Accounting Pronouncements

SFAS No. 159 – In February 2007, the FASB No. 154 issued Statements of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.The statement is not relevant to the company.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating SFAS161 and has yet not determined its potential impact on its future results of operation or financial position.

16. Cash and cash equivalents

Cash and cash equivalents consists of cash in hand USD 352, balance with the banks in current accounts USD 1,59,870. Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

17. Account Receivables

Account receivables are stated at its realizable value. Allowances have been made for those receivables where there is uncertainty of collection. If receivable is deemed uncollectible, the company writes it off against the reserves.

Accounts receivable, net consist of the followings

	31st December 2008	31st December 2007
	USD	USD
Accounts Receivable	1,127,912	1,019,277
Less: Allowance for doubtful debts	51,215	46,477
Accounts receivable, net	1,076,697	972,800

18. Inventories, net

a) Inventories consist of raw materials, work-in-process, finished goods, and packaging materials, and are stated at cost unless the utility of goods is no longer as great as cost. In such cases, Inventory is valued at lower of cost or market. Cost is determined using the first-in-first-out methods for raw materials and packaging materials and includes the purchase price and attributable direct costs, less trade discounts but does not include Excise Duty as per Indian Excise Law which is the Tax on Manufacturing. The Company expects that substantial part of Finished Goods as on 31.12.2008 will be sold in export market.

Allowance for potentially obsolete or slow moving inventory, if any, is made on the basis of management's analysis of inventory levels, expiration dates and prevailing market conditions as part of cost of sales.

Duty Entitlement Pass Book (DEPB) is valued at the expected realisable value and has been included in inventories. At the time of sale of this inventory the proceeds will be added to the sales revenue.

b) Inventories as stated in the balance sheet as of December 31, 2008 consist of:-

	31st December 2008	31st December 2007
	USD	USD
Finished Goods	81,165	180,223
Raw Material	46,064	165,905
Packing Material	53,612	63,4404
Work in Progress	8,365	-
DEPB	52,889	-
TOTAL	242,094	409,532

19. Property, plant and equipment

a) Property, plant and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated on the written down value method over the estimated useful life of the respective assets.

The useful lives of assets have been estimated as follows:

S. No.	Asset	Estimated Useful life
1.	Buildings – Factory Buildings	28 years
2.	Buildings – Residential building	58 years
3.	Plant & Machinery	20 years
4.	Computer equipment	6 years
5.	Furniture, fixtures and office equipment	15 years
6.	Vehicles	10 years

The interest cost incurred for funding an asset during its construction period is capitalized based on the actual investment in the asset and the average cost of funds; and was nil during the year ended December 31, 2008. The capitalized interest is included in the cost of the relevant asset and is depreciated over the estimated useful life of the asset.

b) Major classes of Property Plant & Equipment balances as stated in the balance sheet are as under:

Heads	31st December 2008	31st December 2007
	USD	USD
Land	91,334	113,988
Building	143,531	196,911
Plant & Machinery	212,623	295,953
Computer Equipment	4,791	9,507
Furniture & Fixture	15,781	18,441
Vehicles	35,443	78,977
TOTAL	503,504	713,778
Consolidation Adjustment	(27,693)	-
Net	475,811	713,778

20. Other Current Assets

 Other current asset consists of following:

	31st December 2008	31st December 2007
	USD	USD
Imprest to field staff	16,606	21,110
Fixed deposits	2,322	2,898
Fixed deposits-axis bank(B.G)	4,064	-
Security Deposit	264	330
Travel Advance	11,636	-
Loan & Advances(Advances to suppliers)	86,289	35,363
Amount Recoverable In Cash Or Kind (CENVAT REFUND)	174,091	167,987
FBT	8,331	21,949
Income Tax	38,608	151,262
TDS Receivable	7,713	1,205
Others		7500
Less: Prov. For FBT	5,080	19,673
Less: Prov. For tax	90,424	115,635
Less:Prov. For uncertain Tax Liability	11,087	-
Less: Prov. For valuation allowance	5,048	-
TOTAL	238,285	274,296

21. Accounts Payable and other accrued liabilities:

Accounts payable consists of the liabilities of short maturity, management   believes that the account payables are approximate to fair value because of its short maturity.

22. Loan payable to bank: The Company had the following loan payable as on 31st December 2008.

Overdraft Facility from Deutsche Bank AG	$136,788

One of the Director of the company has pledged his mutual fund units(investments)as securities to the bank.

23. Retirement and Other Long Term Employee benefits to the employee:-

I) Post retirement benefit plan: - For defined benefit schemes the cost of providing benefits is determined using the projected unit credit method with actuarial valuation carried out at each balance sheet date. Actuarial gains and losses are accounted for as per US GAAP corridor approach.  Benefit on normal retirement is given to employees as per the provisions of payment of gratuity Act 1972(In India) and leave compensation as per policy of the company. The defined benefit plan is non funded.

II ) Short term employee benefit : - The undiscounted amount of short term employee benefits term is expected to be paid in exchange for the services rendered by the employees is recognized during the period when the employee renders the service.

III) Defined contribution plan: - The Company makes contribution towards Provident Fund (PF), a defined contribution retirement benefit plan for qualifying employees.  The PF is operated by the regional PF Commissioner in India.  Under this scheme the company is required to contribute a specified percentage of payroll cost to the retirement benefit scheme to fund the benefit.  The amount of contribution is charged to income statement.

24. Disclosure of Defined Benefit Plan:

(A)  Change in benefit obligations

Particulars	Amount

Projected benefit obligation as at the beginning	356545(USD7245)
of the period (1/1/2008)
Interest Cost	28,524 (USD 580)
Current Service cost	217,559 (USD 4421)
Actuarial Loss/ (Gain)	(93,455) (USD 1900)
Projected benefit obligation as at the end of the Period 31/12/2008	509,173 (USD 10346)

(B) Net cost for the year ended on 31/12/2008 to be charged in income statement

Particulars	Amount
Current service cost	217,559 (USD 4421)
Interest cost	28,524 (USD 580)
Actuarial Loss/ (Gain)	(93,455) (USD 1900)
Net cost to be recognized in Income statement	152,628 (USD 3101)

(C) Assumptions used in determining obligations:-

Particulars	01/01/08 to 31/12/08
Discount Rate	8.0%
Future salary increase	5.5

25. Auditors Remuneration:-

For Audit as per US GAAP:	USD 12,500

26. Related Party Transaction:

Our officers and directors are involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(a) Notes Receivable

At December 31, 2008, the Company holds notes receivable aggregating $75,000 with a pharmaceutical company in which the Company’s President is a major shareholder. The notes bear interest at 8% per annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in November 2009. The interest income associated with the notes receivable amounted to $6,624 during the year ended December 31, 2008. The Fair value of the notes as on December 31, 2008 is based on the present value of the future cash inflows from the notes.

(b) Notes Payable

During the year ended December 31, 2008, the Company had paid off notes payable aggregating $40,000. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. Interest accrued at 4.75% from original issue until October 2007 after this date interest rate was increased to 15% due to the default of payment on maturity date. The interest expense associated with the notes payable amounted to $3,342 and $2,024 during the years ended December 31, 2008 and 2007, respectively.

The Company satisfied its obligations under the notes during August 2008.

(c ) Financing Fees

During the year ended December 31, 2008, the Company paid $30,600 in financing fees to a related party by means of common management.  This represented 10% of the gross equity investments received by the Company.

(d) Officer Compensation

During the year ended December 31, 2008, the Company paid $80,000 in compensation to its President.

(e) Other Payments

During the year ended December 31, 2008, made the following payments to related parties:

S. No.	NAME OF RELATED PARTY	TYPE OF RELATION	NATURE OF TRANSACTION	AMOUNT (IN USD)
1.	Sanjiw Kimar Singh	Director	Director Remuneration	29,093
2.	Rana Rajesh Kumar	Director	Director Remuneration	20,550
3.	Raju Kumar Singh	Shareholders	Rent Payment	693
4.	Uday Partap Singh	Father of Director	Rent Payment	2,771

27. Legal Exp

It includes share based payment of $3900 of 100,000 common stock

28. Deferred Tax: Components of deferred tax on account of temporary differences in:-

S. NO.	PARTICULRS	AMOUNT(USD)	NATURE
	Deferred Tax Liability
1.	Taxable Temporary Difference (Depreciation)	9,047	Non current
2.	Taxable Temporary Difference (Inventories)	15,867	Current
	Deferred Tax Assets
1.	Taxable Temporary Difference (Retirement obligations)	3,104	Non Current
2.	Taxable Temporary Difference (Prov. For Doubtful Debts)	15,365	Current
	Net Deferred Tax ASSET	6,445

29. Major Customer –For the year ended December 31, 2008, the company had one customer generated sales in excess of 10% of the company’s total sales. Sales to this customer totaled $2,669,820 (89% of Total Sale). At December 31, 2008, the receivable balance from this customer was $950,755 or 85% of accounts receivable.

30. Operating Segment-Company has only one operating segment as it is manufacturing and selling the pharma products.

9% of revenue is derived from Republic of India and 91% of revenue is derived from CIS countries.

31. COMMITMENT AND CONTINGENCIES

Leases

Lease rental expenses on operating leases are charged to expense over the lease term as they become payable. Rental expense for these leases is recognized on a straight-line basis over the lease term. The Company has executed a lease rent agreement with the different parties.  The approximate amount of minimum rental payments due under this lease consists of the following:

During August 2008, the Company exercised their option to enter into a three year lease of office space. The base rent for the lease over the next three years is as follows:

2009	$80348
2010	$84023
2011	$53,153

The amount the Company paid for its option to lease, which is $18,000, was applied against its obligations under the lease agreement.

32. Company has accounted for the expenditure of representative office in Moscow in total USD 136,459 based on the certification of accounting firm in Moscow.

33. Bank has issued a guarantee of $6096 on behalf of the company. $2032 in favor of VAT Authorities of Haryana Government, India & $4064 in favor of Pollution Control Board, India for which company has furnished fixed deposit as margin to Bank included in pre paid assets.

34. Income tax adjustment of previous years USD 40,210, it represents the short provision made for the A.Y 2006-07 and A.Y 2007-08 which has been provided for during the year.

35. Written back of the provision for uncertain tax liability:- Provision for uncertain tax liability made for the year 2006 and 2007 have been written back as uncertainty does not exists any more as per the Indian Income Tax Regulation.

36. Tax expenses including Deferred tax has been calculated as per the provisions of Indian Tax Laws and based on the profit of the Financial Year. Tax Expense also includes USD 12599 on account of uncertain Tax position to comply with the requirement of FIN.48 & SFAS 109 issued by the Financial Accounting Standard Board (FASB) USA.

37. STOCKHOLDERS’ EQUITY

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

During March 2008, the Company issued 613,000 shares of common stock generating proceeds of $275,900 to the Company after financing fees of $30,600.

During March 2008, the Company issued 30,650 shares of common stock in payment of private placement fees.  The shares were valued at $13,795 based upon the Company’s most recent stock sale.

During April 2008, the Company issued 150,000 shares of common stock in payment of $4000 against services rendered by Mr. Alan Jay Weisberg, the Company’s secretary and director.

During October 2008, the Company issued 6,100,000 shares of common stock to shareholders of Protech Biosystems Pvt. Ltd. pursuant to the Merger Agreement.

During October 2008, the Company issued 100,000 shares of common stock to SRFF pursuant to legal fee for the Merger Agreement with Protech Biosystems Pvt. Ltd, India.

As per our report of even date For Bansal & Co. Chartered Accountants (D.S.Rawat) Partner Date: April 10, 2009 Place: New Delhi, India	Protech Global Holdings Corp (CEO) (CFO).