Form 10-Q
period 2009-03-31
Protech Global Holdings Corp.
filed 2009-05-15
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52643

PROTECH GLOBAL HOLDINGS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5941535
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

3363 NE 163 rd Street Suite 705
North Miami Beach, Florida	33160
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (786) 629-0334

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 17,080,650 shares of Common Stock, $.0001 par value as of May 14, 2009.

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008 (audited)		F-1

Statement of Operations for the Three Month Period ended March 31, 2009 and March 31, 2008 and from inception (November 20, 2006) through March 31, 2009 (unaudited)		F-2

Statements of Cash Flows for the Three Month Period Ended March 31, 2009 and March 31, 2008 and from Inception to March 31, 2009 (unaudited)		F-4

Notes to Interim Financial Statements as of March 31, 2009 (unaudited)		F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	6

Item 4.	Controls and Procedures	6

Item 4t.	Controls and Procedures	6

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	8

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash & Cash equivalents	$103,898	$160,222
Accounts receivable, net	1,015,104	1,076,697
Prepaid assets, related party	19,320	-
Prepaid assets	159,377	238,285
Inventories, net	209,256	242,094
Notes receivables	83,928	82,452
Deferred tax asset, current	-	-
Total Current assets	1,590,883	1,799,750

PROPERTY AND EQUIPMENT, NET	460,384	475,811

OTHER NON CURRENT ASSETS	23,153	18,933

TOTAL ASSETS	$2,074,420	$2,294,494

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,432,476	$1,594,386
Installments payable, current portion	10,543	10,825
Secured loans, current portion	167,067	136,788
Deferred tax liability, current	3,769	502
Other current liabilities	25,862	22,734
Total Current liabilities	1,639,717	1,765,235

LONG TERM LIABILITIES:
Installments payable, net of current portion	8,602	11,920
Deferred tax liability	-	5,943
Other non-current liabilities	9,837	10,346
Total long-term liabilities	18,439	28,209

TOTAL LIABILITIES	1,658,156	1,793,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0-shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 17,099,650 and 16,993,650 shares issued and outstanding at March 31, 2009 and December 31 2008, respectively.	1,710	1,699
Additional paid-in capital	837,130	790,501
Retained earnings (deficit)	(364,303)	(245,151)
Common stock subscribed	5,500	-
Accumulated other comprehensive income	(63,773)	(45,999)
Total stockholders' equity	416,264	501,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,074,420	$2,294,494

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
REVENUES:
Sales	$301,062	$1,599,819

COST OF SALES
Cost of sales	192,900	769,569

GROSS PROFIT	108,162	830,250

EXPENSES:
General and administrative expenses	234,657	723,952

NET OPERATING INCOME (LOSS)	(126,495)	106,298

OTHER INCOME (EXPENSES)
Interest income	5	491
Interest income, related party	1,475	1,492
Interest expenses	-	(1,517)

NET INCOME (LOSS) BEFORE INCOME TAX	(125,015)	106,764

INCOME TAX EXPENSES	(5,863)	11,257

NET INCOME (LOSS)	$(119,152)	$95,507

OTHER COMPREHENSIVE INCOME (LOSS)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(17,774)	(3,858)

NET COMPREHENSIVE INCOME (LOSS)	$(136,926)	91,649

EARNING PER SHARE	$(0.0011)	$0.0090

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2006 TO MARCH 31, 2009

	Common Stock		Additional	Common		Other Comprehensive	Retained	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Stock Subscribed		Income (Loss)	Earnings (Deficit)	Equity (Deficit)

Balance, December 31, 2006 (Audited)	5,000,000	$500	$13,392	$-		$5,423	$195,015	$214,330
Issuance of common stock pursuant to a private placement @ $0.054 per share	5,000,000	500	269,500	-		-	-	270,000
Foreign currency translation	-	-	-	-		30,217	-	30,217
Net loss	-	-	-	-		-	(20,546)	(20,546)
Balance, December 31, 2007 (Audited)	10,000,000	1,000	282,892	-		35,640	174,469	494,001
Consolidation Adjustment			(13,392)				(252,201)	(265,593)
Issuance of common stock pursuant to a private placement @ $0.050 per share	613,000	61	275,839	-			-	275,900
Issuance of common stock for private placement fees	30,650	3	(3)	-			-	-
Issuance of common stock for services	250,000	25	7,875	-			-	7,900
Issuance of stock pursuant to merger agreement	6,100,000	610	237,290	-			-	237,900
Foreign currency translation	-	-	-	-		(81,639)	-	(81,639)
Net loss	-	-	-	-			(167,419)	(167,419)
Balance, December 31, 2008 (Audited)	16,993,650	1,699	790,501	-		(45,999)	(245,151)	501,050
Issuance of common stock pursuant to a private placement @ $0.050 per share,	106,000	11	52,989	5,500	*		-	58,500
Share issue expenses			(6,360)					(6,360)
Foreign currency translation						(17,774)		(17,774)
Net loss	-	-	-	-			(119,152)	(119,152)
Balance, March 31, 2009 (Unaudited)	17,099,650	$1,710	$837,130	$5,500		$(63,773)	$(364,303)	$416,264

*	During March 2009, the Company received $5,500 for a common stock subscription of 11,000 shares of common stock. At March 31, 2009, the money was in escrow and the shares had not been issued.

The accompanying notes are in integral part of these consolidated financial statements

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(119,152)	$95,508
Adjustment to reconcile net income to net cash
provided (used) by operating activities
Deferred tax	(6,864)	(18,146)
Employee retirement benefit	-	(1,252)
Provision for doubtful accounts	-	60,297
Depreciation	14,068	21,561
Changes in current assets and liabilities
Accounts receivables	8,918	(1,061,016)
Prepaid expenses	49,827	109,576
Inventories	21,683	81,618
Notes receivable (interest)	(1,475)	966
Current liabilities	(45,175)	131,556
Net cash provided (used) by operating activities	(78,170)	(579,332)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,758)	(4,350)
Net cash provided (used) by investing activities	(23,758)	(4,350)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings, net of repayments	(2,571)	(2,773)
Proceeds from issuance of common stock	58,500	306,500
Payment of share issue expenses	(6,360)	(17,500)
Net cash provided (used) by financing activities	49,569	286,227

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,359)	(297,455)

EFFECTS OF EXCHANGE RATES CHANGES IN CASH AND CASH EQUIVALENTS
Foreign currency translation adjustment	(3,965)	(15,172)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(56,324)	$(312,627)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,222	1,623,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,898	$1,310,377

The accompanying notes are in integral part of these consolidated financial statements

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS (CONTINUED)

	March 31, 2009	March 31, 2008
CASH PAID DURING THE PERIOD FOR:

Interest	$4,943	$17,024
Taxes	$8,694	$9,382

NET CASH FLOW PER SHARE:	$(0.0005)	$(0.0294)

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows for the three months ended March 31, 2009

1. Organization and Nature of Operations

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

6. Translation of foreign currency financial statement

Foreign currency financial statement of the subsidiary for quarter ending Mar 31, 2009 has been translated as per the guidance provided in SFAS 52 of FASB. As per this statement all asset & liabilities are translated using the current exchange rate on the date of the balance sheet & weighted average rate of revenue/expenses. Equity are translated at historical rate. The difference in exchange in translation is accumulated in other comprehensive income & reported in change in equity statement.

7. Cash Flow in foreign currency

Company’s substantial cash flow is in INR, which is the functional currency of its Indian subsidiary “Protech Biosystems Pvt. Ltd.”. The statement of cash flow has been translated in USD from functional currency of Indian subsidiary by applying appropriate exchange rate so that resultant cash flow is the same as if the rates at the dates of cash flow is used. In compliance with the requirement of SFAS 95, these cash flows have been aggregated with the cash flow of holding company, functional currency of which is USD

8. Revenue Recognition

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

11. Impairment of long-lived assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The company review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 144, and impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition are less than the carrying value. Impairment, if any, is assessed using discounted cash flows. The Company had no such losses in the quarter ending Mar 31, 2009.

12. Fair value of financial instruments:  SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended by SFAS No. 157 ‘Fair value measurement’. This statement emphasizes that the fair value is a market based measurement, not an entity specific measurement. This statement also establishes a fair value hierarchy. It requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its notes payable and installment loans approximate fair value.

13. Other Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the quarter ending March 31, 2009, the other comprehensive income / (loss) is $ (17,809).

14. Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at March 31, 2009.

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

16. Cash and cash equivalents

Cash and cash equivalents consists of cash in hand USD 129, balance with the banks in current accounts USD 1,03,269. Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

17. Account Receivables
Account receivables are stated at its realizable value. Allowances have been made for those receivables where there is uncertainty of collection. If receivable is deemed uncollectible, the company writes it off against the reserves.

Accounts receivable, net consist of the followings

	31st March 2009	31st December 2008
	USD	USD
Accounts Receivable	1,063,799	1,127,912
Less: Allowance for doubtful debts	48,695	51,215
Accounts receivable, net	1,015,104	1,076,697

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

Duty Entitlement Pass Book (DEPB) is valued at the expected realizable value and has been included in inventories. At the time of sale of this inventory the proceeds will be added to the sales revenue.

b) Inventories as stated in the balance sheet as of March 31, 2009 consist of:-

	31st March 2009	31st December 2008
	USD	USD
Finished Goods	27,305	81,165
Raw Material	47,300	46,064
Packing Material	42,895	53,612
Work in Progress	30,382	8,365
DEPB	61,374	52,889
TOTAL	209,256	242,094

19. Property, plant and equipment

a) Property, plant and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated on the written down value method over the estimated useful life of the respective assets.

The useful lives of assets have been estimated as follows:

No.	Asset	Estimated Useful life
1.	Buildings– Factory Buildings	28 years
2.	Buildings– Residential building	58 years
3.	Plant & Machinery	20 years
4.	Computer equipment	6 years
5.	Furniture, fixtures and office equipment	15 years
6.	Vehicles	10 years

The interest cost incurred for funding an asset during its construction period is capitalized based on the actual investment in the asset and the average cost of funds; and was nil during the year ended March 31, 2009 The capitalized interest is included in the cost of the relevant asset and is depreciated over the estimated useful life of the asset.

b) Major classes of Property Plant & Equipment balances as stated in the balance sheet are as under:

Heads	31st March 2009	31st December 2008
	USD	USD
Land	86,840	91,334
Building	133,395	143,531
Plant & Machinery	217,780	212,623
Computer Equipment	4,180	4,791
Furniture & Fixture	14,335	15,781
Vehicles	31,548	35,443
TOTAL	488,077	503,504
Consolidation Adjustment	(27,693)	(27,693)
Net	460,384	475,811

20. Other Current Assets

 Other current asset consists of following:
	31st March 2009	31st December 2008
	USD	USD
Imprest to field staff	10,619	16,606
Fixed deposits	2,398	2,322
Fixed deposits-axis bank(B.G)	5,970	4,064
Security Deposit	367	264
Travel Advance	5,092	11,636
Loan & Advances(Advances to suppliers)	14,270	86,289
Amount Recoverable In Cash Or Kind (CENVAT REFUND)	149,399	174,091
Other prepaid exp.	11,301	-
FBT	8,887	8,331
Income Tax	44,436	38,608
TDS Receivable	8,950	7,713
Less: Prov. For FBT	5,796	5,080
Less: Prov. For tax	85,974	90,424
Less:Prov. For uncertain Tax Liability	10,542	11,087
Less: Prov. For valuation allowance	-	5,048
TOTAL	159,377	238,285

21. Accounts Payable and other accrued liabilities:

Accounts payable consists of the liabilities of short maturity, management believes that the account payables are approximate to fair value because of its short maturity.

22. Loan payable to bank: The Company had the following loan payable as on 31st March 2009.

Overdraft Facility from Deutsche Bank AG	$167,067

One of the directors of the company has pledged his mutual fund units (investments) as securities to the bank.

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

24. Disclosure of Defined Benefit Plan:

(A)  Change in benefit obligations

Particulars	Amount

Projected benefit obligation as at the end	$ 10,346
of the period (31/3/2009)

(B) Net cost for the three months ended on 31/03/2009 is to be charged in income statement. However amount of three months will not be material

25. Auditors Remuneration:-

For Audit as per US GAAP:	$ 3,650

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

(a) Notes Receivable

At March 31, 2009, the Company holds notes receivable aggregating $75,000 with a pharmaceutical company in which the Company’s President is a major shareholder. The notes bear interest at 8% per annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in November 2009. The interest income associated with the notes receivable amounted to $1,475 during the three months ended March 31, 2009. The Fair value of the notes as on March 31, 2009 is based on the present value of the future cash inflows from the notes.

(c) Financing Fees

During the three months ended March 31, 2009, the Company paid $6,360 in financing fees to a related party by means of common management.

(d) Officer Compensation

During the three months ended March 31, 2009, the Company paid $20,248 in compensation to its President.

(e) Other Payments

During the three months ended March 31, 2009, made the following payments to related parties:

No.	NAME OF RELATED PARTY	TYPE OF RELATION	NATURE OF TRANSACTION	AMOUNT (IN USD)
1.	Sanjiw Kimar Singh	Director	Director Remuneration	6,376
2.	Rana Rajesh Kumar	Director	Director Remuneration	4,637
3.	Uday Partap Singh	Father of Director	Rent Payment	580

27. Deferred Tax: Components of deferred tax on account of temporary differences in:-

NO.	PARTICULRS	AMOUNT(USD)	NATURE
	Deferred Tax Liability
1.	Taxable Temporary Difference (Inventories)	18,377	Current
	Deferred Tax Assets
1.	Taxable Temporary Difference (Retirement obligations)	2,951	Non Current
2.	Taxable Temporary Difference (Prov. For Doubtful Debts)	14,608	Current
3.	Taxable Temporary Difference (Depreciation)	1,314	Non Current
	Net Deferred Tax ASSET	496

28. Major Customer –For the three months March 31, 2009, the company had one customer generated sales in excess of 10% of the company’s total sales. Sales to this customer totaled $242,835 (91% of Total Sale). At March 31, 2009, the receivable balance from this customer was $903,300 or 89% of accounts receivable.

29. Operating Segment-Company has only one operating segment as it is manufacturing and selling the pharma products.

16% of revenue is derived from Republic of India and 84% of revenue is derived from CIS countries.

30. COMMITMENT AND CONTINGENCIES

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

31. Company has accounted for the expenditure of representative office in Moscow in total USD 37,919 based on the certification of accounting firm in Moscow.

32. Bank has issued a guarantee of $5796 on behalf of the company. $1932 in favor of VAT Authorities of Haryana Government, India & $3864 in favor of Pollution Control Board, India for which company has furnished fixed deposit as margin to Bank included in pre paid assets.

33. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock.

During March 2009, the Company issued 106,000 shares of common stock which generating proceeds of $46,640 to the Company after financing fees of $6,360.

During March 2009, the Company received $5,500 for a common stock subscription of 11,000 shares of common stock.  At March 31, 2009, the money was in escrow and the shares had not been issued.

34. SUBSEQUENT EVENT

During April 2009, the Company received $35,000 for a common stock subscription of 70,000 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations

Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Revenues. During the three months ended March 31, 2009, we recorded revenues of $301,062, as compared to revenue of $1,599,819 for the three months ended March 31, 2008. This decrease in revenues is due to the expiry of products registration of certain products in Russia due to which company could not make sales of those products and global slowdown.

Cost of Sales. During the three months ended March 31, 2009, we recorded cost of sales of $192,900, which constitutes 64% of the revenue. For the three months ended March 31, 2008 cost of sales was $769,569 which constitute 48% of revenue. This increase in cost of sales is due to increase in rates of inputs & decrease in other operational incomes which form parts of revenue.

General and Administrative Expenses. During the three months ended March 31, 2009, we recorded general and administrative expenses of $234,657, as compared to general and administrative expenses of $723,952 for the three months ended March 31, 2008, representing a decrease of 67.58%. This decrease in operating expenses can be primarily due to exchange rate variations and decrease in Selling, general and administrative expenses of Indian operations.

Net Income . During the three months ended March 31, 2009, we recorded net loss of $119,152, as compared to net profit of $95,507 for the three months ended March 31, 2008. The increase in loss is majorly due to the decrease in revenue, increase in cost of sales.

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

Cash and Cash Equivalents. As of March 31, 2009, we had cash and cash equivalents of $103,898, as compared to cash and cash equivalents of $160,222 as of December 31, 2008.  The decrease in cash and cash equivalents was primarily attributable to accounts payable and depreciation of Indian rupee with respect to US dollar.

Net Cash Provided By Operating Activities. Net cash used by operating activities totaled $78,170 for the three months ended March 31, 2009, as compared to $579,332 being provided by operating activities for the three months ended March 31, 2008. This decrease was comprised of the increase in net loss along with the change in accounts receivable collections and accounts payable.

Net Cash Used in Investing Activities. Net cash used by investing activities totaled $23,758 during the three months ended March 31, 2009, as compared to net cash provided by investing activities of $4,350 during the three months ended March 31, 2008. This increase is mainly comprised of payment of the purchase of fixed assets.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $49,569 during the three months ended March 31, 2009, as compared to net cash provided by financing activities of $286,227 during the three months ended March 31, 2008.For the three months ended March 31, 2009, our cash provided by financing activities was comprised of $2,571in net repayments on borrowings and $52,140 of proceeds from the issuance of common stock, net of fees. For the three months ended March 31, 2008, our cash provided by financing activities was comprised of $2,773 in net borrowings, $289,000 of proceeds from the issuance of common stock, net of fees.

Critical Accounting Policies and Estimates

Basis for Presentation . The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), to reflect the financial position, results of operations and cash flows of the Company.

Functional and Presentation Currency: Items included in the Financial Statement are measured using the currency of the primary economic environment in which the entity operates. Indian Rupee is the functional currency of Protech Biosystems Private Limited, India (Subsidiary) and USD is the functional & reporting currency of Protech Global Holdings Corporation,USA.

Use of Estimates . In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods; actual results could differ from those estimates. Management's estimates for rebates, discounts and returns, future obligations under employee benefit plans, the useful life of tangible and the realization of deferred tax assets represent estimates.

Foreign Currency Translation .. The functional and reporting currency of the Company is USD. Monetary assets and liabilities in foreign currency are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Foreign currency transactions are converted from Indian rupees at the rates of exchange prevailing on the date of the respective transactions. The resulting exchange gains/ losses are included in the statement of Income. All foreign exchange gains and losses are recorded under "Foreign exchange (gain) / loss" in the accompanying financial statements & included with general and administrative expenses.

Translation of Foreign Currency Financial Statement.  Foreign currency financial statement of the subsidiary for quarter ending Mar 31, 2009 has been translated as per the guidance provided in SFAS 52 of FASB. As per this statement all asset & liabilities are translated using the current exchange rate on the date of the balance sheet & weighted average rate of revenue/expenses. Equity are translated at historical rate. The difference in exchange in translation is accumulated in other comprehensive income & reported in change in equity statement.

Revenue Recognition ..

(a) Product sales. Revenue from sales of active pharmaceutical ingredients and formulation products is recognized when title and risk of loss of products are transferred to the customer and the following criteria are met:

• Persuasive evidence of an arrangement exists;

• The price to the buyer is fixed and determinable; and

• Collectibility of the sales price is reasonably assured.

(b) Other revenues.  Other revenues include export incentives, interest and claim settlements. Revenues under claim settlement agreements are recognized in accordance with the terms of the respective settlement agreements in the period in which the claim is received. Export incentives are recognized on an accrual basis when the right to receive the incentives is established in accordance with the applicable laws. Interest is recognised on time proportion basis.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4t Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1.A. Risk Factors

There have been no material changes to our risk factors from those set forth in our annual report for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009, we issued and sold 106,000 shares of common stock for proceeds of $53,000. Company also paid $6,360 as share issue expenses.  In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

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

SFH I ACQUISITION CORP.

Dated: May 14, 2009	By:	/s/ Sanjiw Kumar Singh
Sanjiw Kumar Singh
Chairman, Chief Executive Officer and President

Date: May 14, 2009		/s/ Ajay Gupta
Ajay Gupta.
Chief Financial Officer