Form 10-Q
period 2009-06-30
Protech Global Holdings Corp.
filed 2009-08-19
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:18,212,050 shares of Common Stock, $.0001 par value as of August 18, 2009.

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

The results for the period ended June 30, 2009 are not necessarily indicative of the results of operations for the full year.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,2009 (Unaudited)	December 31,2008
ASSETS

CURRENT ASSETS:
Cash & Cash equivalents	$53,209	$160,222
Accounts receivable, net	1,205,254	1,076,697
Prepaid assets, related party	20,680	-
Other current assets	155,400	238,285
Inventories, net	196,050	242,094
Notes receivables	85,419	82,452
Deferred tax asset, current	7,252	-
Total Current assets	1,723,265	1,799,750

PROPERTY AND EQUIPMENT, NET	525,639	475,811

OTHER NON CURRENT ASSETS	23,363	18,933

TOTAL ASSETS	$2,272,267	$2,294,494

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,432,892	$1,594,386
Installments payable, current portion	22,437	10,825
Secured loans, current portion	217,825	136,788
Deferred tax liability, current	-	502
Other current liabilities, related party	40,842	-
Other current liabilities	28,658	22,734
Total Current liabilities	1,742,654	1,765,235

LONG TERM LIABILITIES:
Installments payable, net of current portion	30,366	11,920
Deferred tax liability	-	5,943
Other non-current liabilities	10,530	10,346
Total long-term liabilities	40,896	28,209

TOTAL LIABILITIES	1,783,550	1,793,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0-shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 18,212,050 and 16,993,650 shares issued and outstanding at June 30, 2009 and December 31,2008, respectively	1,821	1,699
Additional paid-in capital	948,244	790,501
Retained earnings (deficit)	(421,659)	(245,151)
Accumulated other comprehensive income	(39,689)	(45,999)
Total stockholders' equity	488,717	501,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,272,267	$2,294,494

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,2009	For the Three Months Ended June 30,2008	For the Six Months Ended June 30,2009	For the Six Months Ended June 30,2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Sales	$347,513	$208,931	$647,964	$1,769,342

COST OF SALES
Cost of sales	264,284	68,578	456,305	819,863

GROSS PROFIT	83,229	140,354	191,659	949,479

EXPENSES:
General and adminstrative expenses	146,661	275,591	384,933	980,639

NET OPERATING INCOME (LOSS)	(63,432)	(135,238)	(193,274)	(31,160)

OTHER INCOME (EXPENSES)
Interest income	-	1,815	5	2,306
Interest income, related party	1,492	1,489	2,967	2,981
Interest expenses	-	(1,825)	-	(3,342)

NET INCOME (LOSS) BEFORE INCOME TAX	(61,940)	(133,759)	(190,302)	(29,215)

INCOME TAX EXPENSES	(7,957)	1,711	(13,794)	12,685

NET INCOME (LOSS)	$(53,983)	$(135,470)	$(176,508)	$(41,900)

OTHER COMPREHENSIVE INCOME (LOSS)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	23,212	(26,269)	6,310	(28,288)

NET COMPREHENSIVE INCOME (LOSS)	$(30,771)	$(161,739)	$(170,198)	$(70,188)

EARNING PER SHARE	$(0.0030)	$(0.0126)	$(0.0097)	$(0.0039)

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2006 TO JUNE 30, 2009

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2006 (Audited)	5,000,000	$500	$13,392	$5,423	$195,015	$214,330
Issuance of common stock pursuant to a private placement @ $0.054 per share	5,000,000	500	269,500	-	-	270,000
Foreign currency translation	-	-	-	30,217	-	30,217
Net loss	-	-	-	-	(20,546)	(20,546)
Balance, December 31, 2007 (Audited)	10,000,000	1,000	282,892	35,640	174,469	494,001
Consolidation Adjustment			(13,392)		(252,201)	(265,593)
Issuance of common stock pursuant to a private placement @ $0.50 per share	613,000	61	275,839		-	275,900
Issuance of common stock for private placement fees	30,650	3	(3)		-	-
Issuance of common stock for services	250,000	25	7,875		-	7,900
Issuance of stock pursuant to merger agreement	6,100,000	610	237,290		-	237,900
Foreign currency translation	-	-	-	(81,639)	-	(81,639)
Net loss	-	-	-		(167,419)	(167,419)
Balance, December 31, 2008 (Audited)	16,993,650	1,699	790,501	(45,999)	(245,151)	501,050
Issuance of common stock pursuant to a private placement @ $0.50 per share	307,000	31	153,469		-	153,500
Share issue expenses			(18,420)			(18,420)
Issuance of common stock for services	911,400	91	22,694			22,785
Foreign currency translation				6,310		6,310
Net loss	-	-	-		(176,508)	(176,508)

Balance, June 30, 2009 (Unaudited)	18,212,050	$1,821	$948,244	$(39,689)	$(421,659)	$488,717

The accompanying notes are in integral part of these consolidated financial statements

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,2009	For the Six Months Ended June 30,2008
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(176,508)	$(41,900)
Adjustment to reconcilenet income to net cash
provided (used) by operating activities
Stock issued for services	22,785	-
Deferred tax	(17,844)	(18,533)
Employee retirement benefit	-	(1,225)
Provision for doubtful accounts	41,610	58,978
Depreciation	29,693	41,390
Changes in current assets and liabilities
Accounts receivables	(148,815)	(167,977)
Prepaid expenses	65,045	88,415
Inventories	49,287	63,478
Notes receivable (interest)	(2,967)	(526)
Option to lease	-	(18,000)
Current liabilities	(64,345)	(947,169)
Net cash provided (used) by operating activities	(202,059)	(943,069)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69,751)	(6,112)
Net cash provided (used) by investing activities	(69,751)	(6,112)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings, net of repayments	29,039	(6,393)
Proceeds from issuance of common stock	153,500	306,500
Payment of financing fee	(18,420)	(30,600)
Net cash provided (used) by financing activities	164,119	269,507

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,691)	(679,674)

EFFECTS OF EXCHANGE RATES CHANGES IN CASH AND CASH EQUIVALENTS	678	(74,696)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(107,013)	$(754,370)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,222	1,623,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,209	$868,634

The accompanying notes are in integral part of these consolidated financial statements

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS (CONTINUED)

	June 30, 2009	June30, 2008

CASH PAID DURING THE PERIOD FOR:

Interest	$8,752	$11,421
Taxes	$9,306	$-

As per our report of even date For Bansal & Co. Chartered Accountants (D.S.Rawat) Partner Date: August 19, 2009 Place: New Delhi, India	Protech Global Holdings Corp (CEO) (CFO).

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows for the three months ended June 30, 2009

1. Organization and Nature of Operations

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

6. Translation of foreign currency financial statement

Foreign currency financial statement of the subsidiary for quarter ending June 30, 2009 has been translated as per the guidance provided in SFAS 52 of FASB. As per this statement all asset & liabilities are translated using the current exchange rate on the date of the balance sheet & weighted average rate of revenue/expenses. Equity are translated at historical rate. The difference in exchange in translation is accumulated in other comprehensive income & reported in change in equity statement.

7. Cash Flow in foreign currency

Company’s substantial cash flow is in INR, which is the functional currency of its Indian subsidiary “Protech Biosystems Pvt. Ltd.”. The statement of cash flow has been translated in USD from functional currency of Indian subsidiary by applying appropriate exchange rate so that resultant cash flow is the same as if the rate at the dates of cash flow is used. In compliance with the requirement of SFAS 95, these cash flows have been aggregated with the cash flow of holding company, functional currency of which is USD

8. Revenue Recognition

(a) Product sales
Revenue from sales of active pharmaceutical ingredients and formulation products is recognized when title and risk of loss of products are transferred to the customer and the following criteria are met:
• Persuasive evidence of an arrangement exists;
• The price to the buyer is fixed and determinable; and
• Collectibility of the sales price is reasonably assured.

(b) Other revenues

Other revenues include export incentives, interest and claim settlements. Revenues under claim settlement agreements are recognized in accordance with the terms of the respective settlement agreements in the period in which the claim is received. Export incentives are recognized on an accrual basis when the right to receive the incentives is established in accordance with the applicable laws. Interest is recognized on time proportion basis.

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

Income Tax Expenses during the six months ending June 30, 2009 includes-

Deferred Tax	(17,844)
Income tax Expenses	4,050
Total Income tax Expenses	(13,794)

The above Income tax expenses have been calculated based on the allowances / disallowance on the income of subsidiary company in India as per the tax law in India. Losses of holding company in US have been ignored as they can’t be set-off with the taxable income in India.

10. Research and development costs

Research and development costs are expensed as incurred.

11. Impairment of long-lived assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The company review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 144, and impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition are less than the carrying value. Impairment, if any, is assessed using discounted cash flows. The Company had no such losses in the quarter ending June 30, 2009.

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

13. Other Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the six months ending June 30, 2009, the other comprehensive income / (loss) are $ 6,310.

14. Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at June 30, 2009.

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

16. Cash and cash equivalents

Cash and cash equivalents consists of cash in hand USD 2,017, balance with the banks in current accounts USD 51,192. Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

17. Account Receivables
Account receivables are stated at its realizable value. Allowances have been made for those receivables where there is uncertainty of collection. If receivable is deemed uncollectible, the company writes it off against the reserves.

Accounts receivable, net consist of the followings

	30th June 2009	31st December 2008
	USD	USD
Accounts Receivable	1,299,870	1,127,912
Less: Allowance for doubtful debts	94,616	51,215
Accounts receivable, net	1,205,254	1,076,697

18. Inventories, net

a) Inventories consist of raw materials, work-in-process, finished goods, and packaging materials, and are stated at cost unless the utility of goods is no longer as great as cost. In such cases, Inventory is valued at lower of cost or market. Cost is determined using the first-in-first-out methods for raw materials and packaging materials and includes the purchase price and attributable direct costs, less trade discounts but does not include Excise Duty as per Indian Excise Law which is the Tax on Manufacturing. The Company expects that substantial part of Finished Goods as on 30.06.2009 will be sold in export market.

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

b) Inventories as stated in the balance sheet as of June 30, 2009 consist of:-

	30th June 2009	31st December 2008
	USD	USD
Finished Goods	28,231	81,165
Raw Material	18,352	46,064
Packing Material	24,819	53,612
Work in Progress	54,204	8,365
DEPB	70,443	52,889
TOTAL	196,050	242,094

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

The interest cost incurred for funding an asset during its construction period is capitalized based on the actual investment in the asset and the average cost of funds; and was nil during the six months ended June 30, 2009 The capitalized interest is included in the cost of the relevant asset and is depreciated over the estimated useful life of the asset.

b) Major classes of Property Plant & Equipment balances as stated in the balance sheet are as under:

Heads	30th June 2009	31st December 2008
	USD	USD
Land	92,952	91,334
Building	139,459	143,531
Plant & Machinery	225,414	212,623
Computer Equipment	4,098	4,791
Furniture & Fixture	14,619	15,781
Vehicles	76,788	35,443
TOTAL	553,332	503,504
Consolidation Adjustment	(27,693)	(27,693)
Net	525,639	475,811

20. Other Current Assets

Other current asset consists of following:

	30th June 2009	31st December 2008
	USD	USD
Imprest to field staff	12,310	16,606
Fixed deposits	2,567	2,322
Fixed deposits-(Bank.Guarantee)	2,068	4,064
Security Deposit	362	264
Travel Advance	-	11,636
Loan & Advances(Advances to suppliers)	9,390	86,289
Amount Recoverable In Cash Or Kind	169,575	174,091
Other prepaid exp.	5,087	-
FBT	9,513	8,331
Income Tax	47,564	38,608
TDS Receivable	9,580	7,713
Less: Allowance for FBT	9,306	5,080
Less: Allowance for tax	92,026	90,424
Less: Allowance for uncertain Tax Liability	11,284	11,087
Less: Allowance for valuation allowance	-	5,048
TOTAL	155,400	238,285

21. Accounts Payable and other accrued liabilities:
Accounts payable consists of the liabilities of short maturity, management believes that the account payables are approximate to fair value because of its short maturity.

22. Loan payable to bank: The Company had the following loan payable as on 30th June 2009.

Overdraft Facility from Deutsche Bank AG	$217,825

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

24. Disclosure of Defined Benefit Plan:

(A)  Change in benefit obligations

Particulars	Amount

Projected benefit obligation as at the end of the period (06/30/2009)	USD10530

(B) Net cost for the three months ended on 30th June 2009 is to be charged in income statement. However amount of three months will not be material
.
25. Auditors Remuneration:-

For Audit as per US GAAP:	USD 3,650

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

(a) Notes Receivable

At June 31, 2009, the Company holds notes receivable aggregating $75,000 with a pharmaceutical company in which the Company’s President is a major shareholder. The notes bear interest at 8% per annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in November 2009. The interest income associated with the notes receivable amounted to $2,967 during the six months ended June 30, 2009. The Fair value of the notes as on June 30, 2009 is based on the present value of the future cash inflows from the notes.

(c) Financing Fees

During the six months ended June 30, 2009, the Company paid $18,420 in financing fees to a related party by means of common management.

(d) Officer Compensation

During the six months ended June 30, 2009, the Company paid $20,246 in compensation to its President.

(e) Other Payments

During the Six months ended June 30, 2009, made the following payments to related parties:

S. No.	NAME OF RELATED PARTY	TYPE OF RELATION	NATURE OF TRANSACTION	AMOUNT (IN USD)
1.	Sanjiw Kimar Singh	Director	Director Remuneration	11,167
2.	Rana Rajesh Kumar	Director	Director Remuneration	8,686
3.	Uday Partap Singh	Father of Director	Rent Payment	1,241
4.	Alan Jay Weisberg	Secretary & Director	Consulting Fee	3,750 (Share Based payment

27. Deferred Tax: Components of deferred tax on account of temporary differences in:-

S. NO.	PARTICULRS	AMOUNT(USD)	NATURE
	Deferred Tax Liability
1.	Taxable Temporary Difference (Inventories)	21,133	Current
	Deferred Tax Assets
1.	Taxable Temporary Difference (Retirement obligations)	3,159	Non Current
2.	Taxable Temporary Difference (Allowance For Doubtful Debts)	28,385	Current
3.	Taxable Temporary Difference (Depreciation)	1,254	Non Current
	Net Deferred Tax ASSET	11,665

28. Major Customer –For the Six months June 30, 2009, the company had one customer generated sales in excess of 10% of the company’s total sales. Sales to this customer totaled $565,782 (87% of Total Sale). At June 30, 2009, the receivable balance from this customer was $1,116,228 or 86% of accounts receivable.

29. Operating Segment-Company has only one operating segment as it is manufacturing and selling the pharma products.

19% of revenue is derived from Republic of India and 81% of revenue is derived from CIS countries.

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

31. Bank has issued a guarantee of $6,204 on behalf of the company. $1932 in favor of VAT Authorities of Haryana Government, India for which company has furnished fixed deposit as margin to Bank included in pre paid assets.

32. Share Based Payment
During the six months ended June 30, 2009, company made the share based payment by issuing 911,400 of common stock for consulting & legal services at $0.025 per common stock. These common stock issued against the services were measured at fair value of services received as per FAS 123( R) issued by FASB. The Management is of the opinion that the fair value of the services received against the share based payment are not comparable with the fair value of the common stock issued against cash through private placement during the same period.

34. STOCKHOLDERS’ EQUITY

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

During April 2009, the Company issued 70,000 shares of common stock which generating proceeds of $30,080 to the Company after financing fees of $4,200.

During May 2009, the Company issued 131,000 shares of common stock which generating proceeds of $57,640 to the Company after financing fees of $7,860.

During May 2009, the Company issued 661,400 shares of common stock for services rendered in the amount of $16,535.

During June 2009, the Company issued 150,000 shares of common stock in payment of $3750 against services rendered by Mr. Alan Jay Weisberg, the Company’s secretary and director.

During June 2009, the Company issued 100,000 shares of common stock for services rendered in the amount of $2,500.

As per our report of even date For Bansal & Co. Chartered Accountants (D.S.Rawat) Partner Date: August 19, 2009 Place: New Delhi, India	Protech Global Holdings Corp (CEO) (CFO).

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

Results of Operations

Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

Revenues. During the three months ended June 30, 2009, we recorded revenues of $347,513, as compared to revenue of $208,931 for the three months ended March 31, 2008. This increase in revenues is due to the renewal of some product registrations and increase in the number of orders from Armenia._______________________.

Cost of Sales. During the three months ended June 30, 2009, we recorded cost of sales of $264,284, which constitutes 76% of the revenue. For the three months ended June 30, 2008 cost of sales was $68,578 which constitute 33% of revenue. This increase in cost of sales is due to increase in the cost of raw material and other input cost.

General and Administrative Expenses. During the three months ended June 30, 2009, we recorded general and administrative expenses of $146,661, as compared to general and administrative expenses of $275,591 for the three months ended June 30, 2008, representing a decrease of 47%. This decrease in operating expenses is primarily due to decrease in overseas representative office expenses, foreign exchange losses & manpower cost..

Net Income . During the three months ended June 30, 2009, we recorded net loss of $61,940, as compared to net loss of $133,759 for the three months ended June 30, 2008. The decrease in loss is majorly due to the increase in revenue, decrease in general and administrative expenses.

Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008

Revenues. During the six months ended June 30, 2009, we recorded revenues of $647,964, as compared to revenue of $1,769,342 for the six months ended June 30, 2008. This decrease in revenues is due to expiry of product registrations of certain products in Russia which are pending for renewal.

Cost of Sales. During the six months ended June 30, 2009, we recorded cost of sales of $456,305, which constitutes 70% of the revenue. For the six months ended June 30, 2008 cost of sales was $819,863 which constitute 46% of revenue. This increase in cost of sales is due to increase in the cost of raw material & other input cost..

General and Administrative Expenses. During the six months ended June 30, 2009, we recorded general and administrative expenses of $384,933, as compared to general and administrative expenses of $980,639 for the six months ended June 30, 2008, representing a decrease of 61%. This decrease in operating expenses is primarily due to decrease in renewal of Product registration and new product registration expenses, manpower & other administrative expenses..

Net Income . During the six months ended June 30, 2009, we recorded net loss of $176,508, as compared to net loss of $41,900 for the six months ended June 30, 2008. The increase in loss is majorly due to the decrease in revenue, increase in cost of sales.

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

Cash and Cash Equivalents. As of June 30, 2009, we had cash and cash equivalents of $53,209, as compared to cash and cash equivalents of $160,222 as of December 31, 2008.  The decrease in cash and cash equivalents was primarily attributable to accounts payable and depreciation of Indian rupee with respect to US dollar.

Net Cash Provided By Operating Activities. Net cash used by operating activities totaled $202,059 for the six months ended June 30, 2009, as compared to $943,069 being used by operating activities for the six months ended June 30, 2008. This decrease was comprised of the increase in net loss along with the change in accounts receivable collections and accounts payable.

Net Cash Used in Investing Activities. Net cash used by investing activities totaled $69,751 during the six months ended June 30, 2009, as compared to net cash used by investing activities of $6,112 during the six months ended June 30, 2008. This increase is mainly comprised of payment of the purchase of fixed assets.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $164,119 during the six months ended June 30, 2009, as compared to net cash provided by financing activities of $269,507 during the six months ended June 30 2008. For the six months ended June 30, 2009, our cash provided by financing activities was comprised of $29,039 in net repayments on borrowings and $135,080 of proceeds from the issuance of common stock, net of fees. For the six months ended June 30, 2008, our cash provided by financing activities was comprised of $(6,393) in net borrowings, and $275,900 of proceeds from the issuance of common stock, net of fees.

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

Translation of Foreign Currency Financial Statement.  Foreign currency financial statement of the subsidiary for quarter ending June 30, 2009 has been translated as per the guidance provided in SFAS 52 of FASB. As per this statement all asset & liabilities are translated using the current exchange rate on the date of the balance sheet & weighted average rate of revenue/expenses. Equity are translated at historical rate. The difference in exchange in translation is accumulated in other comprehensive income & reported in change in equity statement.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During April 2009, the Company issued 70,000 shares of common stock which generating proceeds of $30,080 to the Company after financing fees of $4,200.

During May 2009, the Company issued 131,000 shares of common stock which generating proceeds of $57,640 to the Company after financing fees of $7,860.

During May 2009, the Company issued 661,400 shares of common stock for services rendered in the amount of $16,535.

During June 2009, the Company issued 150,000 shares of common stock in payment of $3750 against services rendered by Mr. Alan Jay Weisberg, the Company’s secretary and director.

During June 2009, the Company issued 100,000 shares of common stock for services rendered in the amount of $2,500.

In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

SFH I ACQUISITION CORP.

Dated: August 19, 2009	By:	/s/ Sanjiw Kumar Singh
Sanjiw Kumar Singh
Chairman, Chief Executive Officer and President

Date: August 19, 2009		/s/ Ajay Gupta
Ajay Gupta.
Chief Financial Officer