Form 10-Q
period 2009-09-30
Protech Global Holdings Corp.
filed 2009-11-23
CIK 1398731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐       No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:18,212,050 shares of Common Stock, $.0001 par value as of November 19, 2009.

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (audited)		F-1

Statement of Operations for the Three and Nine Month Periods ended September 30, 2009 and September 30, 2008 and from inception (November 20, 2006) through September 30, 2009 (unaudited)		F-2

Statements of Cash Flows for the Nine Month Period Ended September 30, 2009 and September 30, 2008 and from Inception to September 30, 2009 (unaudited)		F-3

Notes to Interim Financial Statements as of September 30, 2009 (unaudited)		F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	6

Item 4.	Controls and Procedures	7

Item 4t.	Controls and Procedures	7

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	8

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

The results for the period ended September 30, 2009 are not necessarily indicative of the results of operations for the full year.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30,2009 (Unaudited)	December 31,2008
ASSETS

CURRENT ASSETS:
Cash & Cash equivalents	$51,894	$160,222
Accounts receivable, net	1,216,676	1,076,697
Prepaid assets, related party	20,760	-
Prepaid assets	147,844	238,285
Inventories, net	136,294	242,094
Notes receivables	86,928	82,452
Deferred tax asset, current	21,340	-
Total Current assets	1,681,735	1,799,750

PROPERTY AND EQUIPMENT, NET	600,271	475,811

OTHER NON CURRENT ASSETS	18,954	18,933

TOTAL ASSETS	$2,300,959	$2,294,494

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,368,748	$1,594,386
Notes Payable	40,000	-
Installments payable, current portion	36,080	10,825
Secured loans, current portion	185,548	136,788
Deferred tax liability, current	-	502
Other current liabilities, related party	64,896	-
Other current liabilities	27,647	22,734
Total Current liabilities	1,722,919	1,765,235

LONG TERM LIABILITIES:
Installments payable, net of current portion	82,783	11,920
Deferred tax liability	6,602	5,943
Other non-current liabilities	10,570	10,346
Total long-term liabilities	99,955	28,209

TOTAL LIABILITIES	1,822,874	1,793,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0-shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 18,212,050 and 16,993,650 shares issued and outstanding at September 30, 2009 and December 31,2008, respectively	1,821	1,699
Additional paid-in capital	948,244	790,501
Retained earnings (deficit)	(433,941)	(245,151)
Accumulated other comprehensive income	(38,039)	(45,999)
Total stockholders' equity	478,085	501,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,300,959	$2,294,494

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
	For the Three Months Ended September 30,2009	For the Three Months Ended September 30,2008	For the Nine Months Ended September 30,2009	For the Nine Months Ended September 30,2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Sales	$403,983	$208,807	$1,051,407	$1,947,443

COST OF SALES
Cost of sales	285,092	134,634	741,008	942,139

GROSS PROFIT	118,892	74,173	310,399	1,005,304

EXPENSES:
General and administrative expenses	117,398	254,291	502,731	1,223,956

NET OPERATING INCOME (LOSS)	1,493	(180,118)	(192,332)	(218,651)

OTHER INCOME (EXPENSES)
Interest income	-	795	5	3,101
Interest income, related party	1,509	1,508	4,476	4,489
Interest expenses	(112)	-	(112)	(3,342)

NET INCOME (LOSS) BEFORE INCOME TAX	2,890	(177,815)	(187,963)	(214,403)

INCOME TAX EXPENSES	14,939	-	826	12,391

NET INCOME (LOSS)	$(12,049)	$(177,815)	$(188,790)	$(226,794)

OTHER COMPREHENSIVE INCOME (LOSS)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,417	(25,542)	7,960	(46,752)

NET COMPREHENSIVE INCOME (LOSS)	$(10,631)	$(203,357)	$(180,830)	$(273,546)

EARNING PER SHARE	$(0.0007)	$(0.0168)	$(0.0104)	$(0.0214)

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2006 TO SEPTEMBER 30, 2009
	Common Stock
	Number of Shares	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2006 (Audited)	5,000,000	$500	$13,392	$5,423	$195,015	$214,330
Issuance of common stock pursuant to a private placement @ $0.054 per share	5,000,000	500	269,500	-	-	270,000
Foreign currency translation	-	-	-	30,217	-	30,217
Net loss	-	-	-	-	(20,546)	(20,546)
Balance, December 31, 2007 (Audited)	10,000,000	1,000	282,892	35,640	174,469	494,001
Consolidation Adjustment			(13,392)		(252,201)	(265,593)
Issuance of common stock pursuant to a private placement @ $0.50 per share	613,000	61	275,839		-	275,900
Issuance of common stock for private placement fees	30,650	3	(3)		-	-
Issuance of common stock for services	250,000	25	7,875		-	7,900
Issuance of stock pursuant to merger agreement	6,100,000	610	237,290		-	237,900
Foreign currency translation	-	-	-	(81,639)	-	(81,639)
Net loss	-	-	-		(167,419)	(167,419)
Balance, December 31, 2008 (Audited)	16,993,650	1,699	790,501	(45,999)	(245,151)	501,050
Issuance of common stock pursuant to a private placement @ $0.50 per share	307,000	31	153,469		-	153,500
Share issue expenses			(18,420)			(18,420)
Issuance of common stock for services	911,400	91	22,694			22,785
Foreign currency translation				7,960		7,960
Net loss	-	-	-		(188,790)	(188,790)
Balance, September 30, 2009 (Unaudited)	18,212,050	$1,821	$948,244	$(38,039)	$(433,941)	$478,085
The accompanying notes are in integral part of these consolidated financial statements

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30,2009	For the Nine Months Ended September 30,2008
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(188,790)	$(226,794)
Adjustment to reconcilenet income to net cash provided (used) by operating activities
Stock issued for services	22,785	-
Deferred tax	(20,963)	(18,104)
Profit on sale of assets	-	(10,294)
Employee retirement benefit	-	(1,197)
Provision for doubtful accounts	85,220	57,610
Depreciation	50,258	60,089
Changes in current assets and liabilities
Accounts receivables	(199,917)	69,141
Prepaid expenses	73,579	60,500
Inventories	109,171	(66,724)
Notes receivable (interest)	(4,476)	(2,034)
Option to lease	-	(18,000)
Current liabilities	(143,033)	(1,318,179)
Net cash provided (used) by operating activities	(216,166)	(1,413,986)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(161,901)	20,230
Net cash provided (used) by investing activities	(161,901)	20,230

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings, net of repayments	94,013	(9,891)
Proceeds from issuance of common stock	153,500	306,500
Payment of financing fee	(18,420)	(30,600)
Proceeds from Notes Payable	40,000	(40,000)
Net cash provided (used) by financing activities	269,093	226,009

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,974)	(1,167,747)

EFFECTS OF EXCHANGE RATES CHANGES IN CASH AND CASH EQUIVALENTS
Foreign currency translation adjustment	645	(101,632)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(108,329)	$(1,269,379)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,222	1,623,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,894	$353,625

The accompanying notes are in integral part of these consolidated financial statements

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
STATEMENTS OF CASH FLOWS (CONTINUED)

	September 30, 2009	September 30, 2008

CASH PAID DURING THE PERIOD FOR:

Interest	$11,267	$21,508
Taxes	$14,428	$18,616

The accompanying notes are in integral part of these consolidated financial statements.

PROTECH GLOBAL HOLDINGS CORP. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows for the three months ended September 30, 2009

1. Organization and Nature of Operations

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

6. Translation of foreign currency financial statement

Foreign currency financial statement of the subsidiary for quarter ending September 30, 2009 has been translated as per the guidance provided in SFAS 52 of FASB. As per this statement all asset & liabilities are translated using the current exchange rate on the date of the balance sheet & weighted average rate of revenue/expenses. Equity are translated at historical rate. The difference in exchange in translation is accumulated in other comprehensive income & reported in change in equity statement.

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

Income Tax Expenses during the Nine months ending September 30, 2009 includes-

Income Tax Expenses	21,789
Deferred Tax	20,963
Total Income tax Expenses	826

Reconciliation of income tax expenses during the three months ended September 30, 2009

		Amount (In USD)
	Net Loss as per Consolidated Income Statement	(12,049)
Less	Loss Pertaining to Business Operation in USA not to be considered for taxation of profit from Indian Operation	(7,491)
	Profit / (Loss) from Indian Operations	(4,558)
Add	Inadmisable expenses as per Indian Tax Laws	57,437
	Taxable Profit / (Loss) from Indian Operations	52,879

	Income Tax as per Indian Tax Law	17,959
Add	Deferred Tax during the three months ended Sep-09	(3,020)

	Total Income tax expenses as per consolidated Income Statement during the three months ended September 2009	14,939

The above Income tax expenses have been calculated based on the allowances / disallowance on the income of subsidiary company in India as per the tax law in India. Losses of holding company in US have been ignored as they can’t be set-off with the taxable income in India.

10. Research and development costs

Research and development costs are expensed as incurred.

11. Impairment of long-lived assets

The Company follows the guidance of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The company review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 144, and impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition are less than the carrying value. Impairment, if any, is assessed using discounted cash flows. The Company had no such losses in the quarter ending September 30, 2009.

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

13. Other Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Nine months ending September 30, 2009, the other comprehensive income / (loss) are $ 7,960.

14. Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at September 30, 2009.

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

16. Cash and cash equivalents

Cash and cash equivalents consists of cash in hand USD 150, balance with the banks in current accounts USD 51,744. Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

17. Account Receivables
Account receivables are stated at its realizable value. Allowances have been made for those receivables where there is uncertainty of collection. If receivable is deemed uncollectible, the company writes it off against the reserves.

Accounts receivable, net consist of the followings

	30th September 2009	31st December 2008
	USD	USD
Accounts Receivable	1,355,681	1,127,912
Less: Allowance for doubtful debts	139,006	51,215
Accounts receivable, net	1,216,676	1,076,697

18. Inventories, net

a) Inventories consist of raw materials, work-in-process, finished goods, and packaging materials, and are stated at cost unless the utility of goods is no longer as great as cost. In such cases, Inventory is valued at lower of cost or market. Cost is determined using the first-in-first-out methods for raw materials and packaging materials and includes the purchase price and attributable direct costs, less trade discounts but does not include Excise Duty as per Indian Excise Law which is the Tax on Manufacturing. The Company expects that substantial part of Finished Goods as on 30.09.2009 will be sold in export market.

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

b) Inventories as stated in the balance sheet as of September 30, 2009 consist of:-

	30th September 2009	31st December 2008
	USD	USD
Finished Goods	16,960	81,165
Raw Material	12,223	46,064
Packing Material	34,748	53,612
Work in Progress	4,492	8,365
DEPB	67,871	52,889
TOTAL	136,294	242,094

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

The interest cost incurred for funding an asset during its construction period is capitalized based on the actual investment in the asset and the average cost of funds; and was nil during the nine months ended September 30, 2009 The capitalized interest is included in the cost of the relevant asset and is depreciated over the estimated useful life of the asset.
b) Major classes of Property Plant & Equipment balances as stated in the balance sheet are as under:
Heads	30th September 2009	31st December 2008
	USD	USD
Land	93,312	91,334
Building	136,624	143,531
Plant & Machinery	217,941	212,623
Computer Equipment	3,600	4,791
Furniture & Fixture	14,286	15,781
Vehicles	162,203	35,443
TOTAL	627,964	503,504
Consolidation Adjustment	(27,693)	(27,693)
Net	600,271	475,811

20. Other Current Assets
 Other current asset consists of following:
	30th September 2009	31st December 2008
	USD	USD
Imprest to field staff	8,017	16,606
Fixed deposits	2,577	2,322
Fixed deposits-(Bank.Guarantee)	2,076	4,064
Security Deposit	571	264
Travel Advance	-	11,636
Loan & Advances(Advances to suppliers)	32,084	86,289
Amount Recoverable In Cash Or Kind	163,187	174,091
Other prepaid exp.	5,211	-
FBT	5,086	8,331
Income Tax	24,912	38,608
TDS Receivable	566	7,713
Less: Allowance for FBT	4,152	5,080
Less: Allowance for tax	80,964	90,424
Less: Allowance for uncertain Tax Liability	11,327	11,087
Less: Allowance for valuation allowance	-	5,048
TOTAL	147,844	238,285

21. Other Prepaid assets, related party
 Other Prepaid assets, related party consist of following:

Name of the Related Party	Type of Relation	Nature of Transaction	Amount (In USD) 30th September 2009	Amount (In USD) 31th December 2008
Protech Cold Storage Pvt. Ltd.	Common Director	Unsecured Advances	20,760	Nil

22. Other Current Liabilities, related party
 Other Current liabilities, related party consist of following:

Name of the Related Party	Type of Relation	Nature of Transaction	Amount (In USD) 30th September 2009	Amount (In USD) 31th December 2008
Protech Biosciences Pvt. Ltd.	Common Director	Unsecured Loan	31,012	Nil
Raju Kumar Singh	Shareholders	Unsecured Loan	3,872	Nil
Sanjiw Kumar Singh	Director & Shareholders	Unsecured Loan	30,012	Nil
Total			64,896	Nil

23. Accounts Payable and other accrued liabilities:
Accounts payable consists of the liabilities of short maturity, management believes that the account payables are approximate to fair value because of its short maturity.

24. Loan payable to bank: The Company had the following loan payable as on 30th September 2009.

Overdraft Facility from Deutsche Bank AG	$185,548

One of the directors of the company has pledged his mutual fund units (investments) as securities to the bank.

25. Retirement and Other Long Term Employee benefits to the employee:-

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

26. Disclosure of Defined Benefit Plan:

(A)  Change in benefit obligations

Particulars	Amount

Projected benefit obligation as at the end of the period (09/30/2009)	USD10570

(B) Net cost for the three months ended on 30th September 2009 is to be charged in income statement. However amount of three months will not be material
.
27. Auditors Remuneration:-

For Audit as per US GAAP:	USD 4,700

28. Related Party Transaction:

Our officers and directors are involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(a) Notes Receivable

At September 30, 2009, the Company holds notes receivable aggregating $75,000 with a pharmaceutical company in which the Company’s President is a major shareholder. The notes bear interest at 8% per annum. Any overdue principal bears interest at 14% per annum. The notes are unsecured and mature in November 2009. The interest income associated with the notes receivable amounted to $4,476 during the Nine months ended September 30, 2009. The Fair value of the notes as on September 30, 2009 is based on the present value of the future cash inflows from the notes. Management expects the full realization of these notes.

(c) Financing Fees

During the Nine months ended September 30, 2009, the Company paid $18,420 in financing fees to a related party by means of common management.

(d) Officer Compensation

During the Nine months ended September 30, 2009, the Company paid $21,646 in compensation to its President.

(e) Other Payments

During the Nine months ended September 30, 2009, made the following payments to related parties:

S. No.	NAME OF RELATED PARTY	TYPE OF RELATION	NATURE OF TRANSACTION	AMOUNT (IN USD)
1.	Sanjiw Kimar Singh	Director	Director Remuneration	20,206
2.	Rana Rajesh Kumar	Director	Director Remuneration	14,695
3.	Uday Partap Singh	Father of Director	Rent Payment	1,837
4	Alan Jay Weisberg	Secretary & Director	Consulting Fee	3,750 (Share Based payment

29. Notes Payable

During September 2009 borrowings of USD 40000 was made @ 6% p.a. which was repaid after the quarter ended i.e. in October 2009

30. Deferred Tax: Components of deferred tax on account of temporary differences in:-

S. NO.	PARTICULRS	AMOUNT(USD)	NATURE
	Deferred Tax Liability
1.	Taxable Temporary Difference (Inventories)	20,361	Current
2.	Taxable Temporary Difference (Depreciation)	9,773	Non Current
	Deferred Tax Assets
1.	Taxable Temporary Difference (Retirement obligations)	3,171	Non Current
2.	Taxable Temporary Difference (Allowance For Doubtful Debts)	41,701	Current
	Net Deferred Tax ASSET	14,738

31. Major Customer –For the Nine months September 30, 2009, the company had one customer generated sales in excess of 10% of the company’s total sales. Sales to this customer totaled $924,724 (88% of Total Revenue). At September 30, 2009, the receivable balance from this customer was $1,165,055 or 96% of accounts receivable.

32. Operating Segment-Company has only one operating segment as it is manufacturing and selling the Pharmaceutical products.

11% of revenue is derived from Republic of India and 89% of revenue is derived from CIS countries.

33. COMMITMENT AND CONTINGENCIES

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

2009	$80,348
2010	$84,023
2011	$53,153

The amount the Company paid for its option to lease, which is $18,000, was applied against its obligations under the lease agreement.

34. Bank has issued a guarantee of $6,204 on behalf of the company. $1932 in favor of VAT Authorities of Haryana Government, India for which company has furnished fixed deposit as margin to Bank included in pre paid assets.

35. Share Based Payment
During the Nine months ended September 30, 2009, company made the share based payment by issuing 911,400 of common stock for consulting & legal services at $0.025 per common stock. These common stock issued against the services were measured at fair value of services received as per FAS 123( R) issued by FASB. The Management is of the opinion that the fair value of the services received against the share based payment are not comparable with the fair value of the common stock issued against cash through private placement during the same period.

36. STOCKHOLDERS’ EQUITY

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

Results of Operations

Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

Revenues. During the three months ended September 30, 2009, we recorded revenues of $403,983, as compared to revenue of $208,807 for the three months ended September 30, 2008. This increase in revenues is due to additions of new buyers & good orders from our existing buyers.

Cost of Sales. During the three months ended September 30, 2009, we recorded cost of sales of $285,092, which constitutes 71% of the revenue. For the three months ended September 30, 2008 cost of sales was $134,634, which constitute 64% of revenue. This increase in cost of sales is due to increase in the cost of raw material & other input cost and allowance on near expiry inventory.

General and Administrative Expenses. During the three months ended September 30, 2009, we recorded general and administrative expenses of $117,398, as compared to general and administrative expenses of $254,291 for the three months ended September 30, 2008, representing a decrease of 54%. This decrease in operating expenses is primarily due to decrease in the foreign exchange losses, manpower cost & legal expenses on merger with Protech Biosystems Pvt. Ltd, India

Net Income . During the three months ended September 30, 2009, we recorded net loss of $12,049, as compared to net loss of $177,815 for the three months ended September 30, 2008. The decrease in loss is majorly due to increase in revenue and decrease in general and administrative expenses.

Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008

Revenues. During the nine months ended September 30, 2009, we recorded revenues of $1,051407, as compared to revenue of $1,947,443 for the nine months ended September 30, 2008. This decrease in revenues is due to expiry of product registrations of certain products in Russia which are pending for renewal due to non availability of funds

Cost of Sales. During the nine months ended September 30, 2009, we recorded cost of sales of $741,008, which constitutes 70% of the revenue. For the nine months ended September 30, 2008 cost of sales was $942,139 which constitute 48% of revenue. This increase in cost of sales is due to increase in the cost of raw material & other input cost and allowance on near expiry inventory.

General and Administrative Expenses. During the nine months ended September 30, 2009, we recorded general and administrative expenses of $502,731, as compared to general and administrative expenses of $1,222,956 for the nine months ended September 30, 2008, representing a decrease of 59%. This decrease in operating expenses is primarily due to decrease in product registration expenses, foreign exchange losses, manpower cost, overseas branch expenses & legal expenses on merger with Protech Biosystems Pvt. Ltd, India.

Net Income . During the nine months ended September 30, 2009, we recorded net loss of $188,790, as compared to net loss of $226,794 for the nine months ended September 30, 2008. The decrease in loss is primarily due to decrease in general and administrative expenses during the nine months ended September 30,2009.

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

Cash and Cash Equivalents. As of September 30, 2009, we had cash and cash equivalents of $51,894, as compared to cash and cash equivalents of $160,222 as of December 31, 2008.  The decrease in cash and cash equivalents was primarily attributable to accounts payable and depreciation of Indian rupee with respect to US dollar

Net Cash Provided By Operating Activities. Net cash used by operating activities totaled $216,166 for the nine months ended September 30, 2009, as compared to $1,413,986 being used by operating activities for the nine months ended September 30, 2008. This decrease was comprised of the decrease in net loss along with the change in accounts receivable collections, inventories and accounts payable.

Net Cash Used in Investing Activities. Net cash used by investing activities totaled $161,901 during the nine months ended September 30, 2009, as compared to net cash provided by investing activities of $20,230 during the nine months ended September 30, 2008. This increase is mainly comprised of increase in payment for the purchase of fixed assets during the nine months ended September 2009.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $269,903 during the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $226,009 during the nine months ended September 30 2008. For the nine months ended September 30, 2009, our cash provided by financing activities was primarily comprised of $94,013 in net repayments on borrowings, $135,080 of proceeds from the issuance of common stock, net of fees and other borrowings of $40,000. For the nine months ended September 30, 2008, our cash provided by financing activities was primarily comprised of $(9,891) in net borrowings, repayment of notes payable of $40,000 and $275,900 of proceeds from the issuance of common stock, net of fees.

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

Translation of Foreign Currency Financial Statement.  Foreign currency financial statement of the subsidiary for quarter ending September 30, 2009 has been translated as per the guidance provided in SFAS 52 of FASB. As per this statement all asset & liabilities are translated using the current exchange rate on the date of the balance sheet & weighted average rate of revenue/expenses. Equity are translated at historical rate. The difference in exchange in translation is accumulated in other comprehensive income & reported in change in equity statement.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SFH I ACQUISITION CORP.

Dated: November 23, 2009	By:	/s/ Sanjiw Kumar Singh
Sanjiw Kumar Singh
Chairman, Chief Executive Officer and President

Date: November 23, 2009		/s/ Ajay Gupta
Ajay Gupta.
Chief Financial Officer